Form 10-Q
period 2024-09-30
F&M BANK CORP
filed 2024-11-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2024
Common Stock, par value ‑ $5 per share	3,520,434 shares

F & M BANK CORP.

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
	2024	2023*
	(Unaudited)
Assets
Cash and due from banks	$18,314	$19,790
Money market funds and interest-bearing deposits in other banks	684	178
Federal funds sold	41,322	3,749
Cash and cash equivalents	60,320	23,717

Securities available for sale, at fair value	376,159	368,674
Other investments	3,531	5,535

Loans held for sale, at fair value	2,332	1,119

Loans held for investment, net of deferred fees and costs	830,717	822,092
Less: allowance for credit losses	(8,028)	(8,321)
Net loans held for investment	822,689	813,771

Bank premises and equipment, net	23,060	24,328
Other real estate owned	-	55
Interest receivable	5,066	5,034
Goodwill	3,082	3,082
Bank owned life insurance	23,420	22,878
Other assets	24,936	26,403
Total Assets	$1,344,595	$1,294,596
Liabilities
Deposits:
Noninterest bearing	$270,783	$264,254
Interest bearing	947,505	868,982
Total deposits	1,218,288	1,133,236

Short-term debt	15,000	60,000
Long-term debt	6,965	6,932
Other liabilities	14,348	16,105
Total Liabilities	1,254,601	1,216,273

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,520,353 (2024) and 3,485,570 (2023)shares issued and outstanding	17,356	17,263
Additional paid in capital	11,287	11,043
Retained earnings	83,324	81,034
Accumulated other comprehensive loss	(21,973)	(31,017)
Total Shareholders’ Equity	89,994	78,323
Total Liabilities and Shareholders’ Equity	$1,344,595	$1,294,596

*2023 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	September 30,
Interest and Dividend income	2024	2023
Interest and fees on loans held for investment	$13,833	$12,498
Interest and fees on loans held for sale	60	18
Interest from money market funds and federal funds sold	518	54
Interest and dividends on interest bearing deposits and other investments	55	108
Interest on debt securities	1,824	1,923
Total interest and dividend income	16,290	14,601

Interest expense
Total interest on deposits	7,440	5,804
Interest from short-term debt	241	701
Interest from long-term debt	116	116
Total interest expense	7,797	6,621

Net interest income	8,493	7,980

Provision for Credit Losses	902	620
Net Interest Income After Provision for Credit Losses	7,591	7,360

Noninterest income
Service charges on deposit accounts	317	256
Investment services and insurance income	481	376
Mortgage banking income	671	532
Title insurance income	423	421
Income on bank owned life insurance	191	181
Low income housing partnership losses	(196)	(205)
Card services and interchange income	773	769
Other operating income	88	177
Total noninterest income	2,748	2,507

Noninterest expense
Salaries	4,056	4,210
Employee benefits	1,011	908
Occupancy expense	401	358
Equipment expense	323	295
FDIC insurance assessment	257	225
Marketing expense	175	243
Legal and professional fees	303	327
ATM and check card fees	296	349
Telecommunication and data processing expense	798	616
Directors’ fees	101	128
Bank franchise tax	195	129
Other operating expenses	1,741	1,105
Total noninterest expense	9,657	8,893

Income before income taxes	682	974
Income tax (benefit)	(110)	(44)
Net Income	$792	$1,018
Per Common Share Data
Net income (basic and diluted)	$0.23	$0.29
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,519,182	3,480,670

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended
	September 30,
Interest and Dividend income	2024	2023
Interest and fees on loans held for investment	$40,678	$34,869
Interest and fees on loans held for sale	123	66
Interest from money market funds and federal funds sold	891	186
Interest and dividends on interest bearing deposits and other investments	357	298
Interest on debt securities	5,537	5,797
Total interest and dividend income	47,586	41,216

Interest expense
Total interest on deposits	20,728	15,059
Interest from short-term debt	1,691	2,217
Interest from long-term debt	347	343
Total interest expense	22,766	17,619

Net interest income	24,820	23,597

Provision for Credit Losses	1,268	1,159
Net Interest Income After Provision for Credit Losses	23,552	22,438

Noninterest income
Service charges on deposit accounts	881	755
Investment services and insurance income	1,692	1,243
Mortgage banking income	1,821	1,590
Title insurance income	1,153	1,015
Income on bank owned life insurance	558	983
Low income housing partnership losses	(589)	(616)
Card services and interchange income	2,300	2,257
Other operating income	268	387
Total noninterest income	8,084	7,614

Noninterest expense
Salaries	11,682	13,571
Employee benefits	2,229	3,044
Occupancy expense	1,183	1,008
Equipment expense	1,002	962
FDIC insurance assessment	778	545
Other real estate owned, net	(20)	-
Marketing expense	456	755
Legal and professional fees	1,260	1,242
ATM and check card fees	811	944
Telecommunication and data processing expense	2,255	2,109
Directors’ fees	329	419
Bank franchise tax	583	453
Other operating expenses	3,703	3,212
Total noninterest expense	26,251	28,264

Income before income taxes	5,385	1,788
Income tax expense (benefit)	360	(526)
Net Income	$5,025	$2,314
Per Common Share Data
Net income (basic and diluted)	$1.44	$0.67
Cash dividends on common stock	0.78	0.78
Weighted average common shares outstanding (basic and diluted)	3,508,958	3,473,911

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net Income	$792	$1,018	$5,025	$2,314

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for sale securities	10,538	(6,865)	11,446	(3,337)
Tax effect	(2,213)	1,442	(2,402)	701
Unrealized holding gains (losses), net of tax	8,325	(5,423)	9,044	(2,636)

Total other comprehensive income (loss)	8,325	(5,423)	9,044	(2,636)

Total comprehensive income (loss)	$9,117	$(4,405)	$14,069	$(322)

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2024 and 2023.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance June 30, 2023	$17,228	$10,822	$81,369	$(37,225)	$72,194
Net income	-	-	1,018	-	1,018
Other comprehensive (loss)	-	-	-	(5,423)	(5,423)
Dividends on common stock	-	-	(906)	-	(906)
Common stock issued	18	58	-	-	76
Stock-based compensation expense	-	61	-	-	61
Balance, September 30, 2023	$17,246	$10,941	$81,481	$(42,648)	$67,020

Balance June 30, 2024	$17,333	$11,134	$83,447	$(30,298)	$81,616
Net income	-	-	792	-	792
Other comprehensive income	-	-	-	8,325	8,325
Dividends on common stock	-	-	(915)	-	(915)
Common stock issued	23	81	-	-	104
Stock-based compensation expense	-	72	-	-	72
Balance, September 30, 2024	$17,356	$11,287	$83,324	$(21,973)	$89,994

Nine Months Ended September 30, 2024 and 2023.

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net income	-	-	2,314	-	2,314
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive (loss)	-	-	-	(2,636)	(2,636)
Dividends on common stock	-	-	(2,708)	-	(2,708)
Common stock issued	57	182	-	-	239
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	40	(12)	-	-	28
Stock-based compensation expense	-	194	-	-	194
Balance, September 30, 2023	$17,246	$10,941	$81,481	$(42,648)	$67,020

Balance December 31, 2023	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	5,025	-	5,025
Other comprehensive income	-	-	-	9,044	9,044
Dividends on common stock	-	-	(2,735)	-	(2,735)
Common stock issued	52	154	-	-	206
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(41)	-	-	-
Stock-based compensation expense	-	131	-	-	131
Balance, September 30, 2024	$17,356	$11,287	$83,324	$(21,973)	$89,994

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$5,025	$2,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,127	958
Amortization of intangibles	22	23
Amortization of securities	554	596
Proceeds from loans held for sale	82,402	93,872
Loans held for sale originated	(82,524)	(92,677)
Gain on sale of loans held for sale	(1,091)	(1,849)
Provision for credit losses	1,268	1,159
Increase in interest receivable	(32)	(650)
Decrease (increase) in deferred taxes	(7)	(1)
(Increase) in other assets	(1,523)	(2,691)
Decrease in accrued expenses	(1,675)	(1,025)
Amortization of limited partnership investments	589	616
Amortization of debt issuance costs	33	32
Income from life insurance investment	(558)	(612)
(Gain) on life insurance investment	-	(370)
(Gain) on the sale of fixed assets	(12)	(16)
(Gain) on the sale of OREO	(21)	-
Stock-based compensation expense	131	194
Net cash provided by (used in) operating activities	3,708	(127)
Cash flows from investing activities
Proceeds from maturity of investments available for sale	10,500	4,825
Proceeds from paydowns of mortgage-backed securities	10,932	10,998
Proceeds (purchases) from the redemption of restricted stock, net	2,105	(137)
Purchase of investments available for sale	(18,026)	-
Investment in limited partnership	(100)	(200)
Net increase loans held for investment	(10,268)	(62,702)
Proceeds from life insurance investment	-	1,738
Proceeds from the sale of fixed assets	372	93
Proceeds from the sale of OREO	76	-
Net purchase of property and equipment	(219)	(5,375)
Net cash (used in) investing activities	(4,628)	(50,760)
Cash flows from financing activities
Net change in deposits	85,052	50,533
Net change in short-term debt	(45,000)	(10,000)
Dividends paid in cash	(2,735)	(2,708)
Proceeds from issuance of common stock	206	267
Net cash provided by financing activities	37,523	38,092
Net increase (decrease) in Cash and Cash Equivalents	36,603	(12,795)
Cash and cash equivalents, beginning of period	23,717	34,953
Cash and cash equivalents, end of period	$60,320	$22,158
Supplemental Cash Flow information:
Cash paid for: Interest	$22,100	$16,709
Taxes	608	360
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$11,446	$3,337
Cumulative effect of the adoption of ASC 326	-	1,524

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

Reclassification

Certain reclassifications have been made to prior period amounts to conform to current period presentation. None of these reclassifications are considered material and have no impact on net income or shareholders’ equity.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, money market funds and interest-bearing deposits. Generally, federal funds are purchased and sold on an overnight basis.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.4 million at September 30, 2024 and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.7 million at September 30, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated statements of income . The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

Accounting Standards Pending Adoption:

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

September 30, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$30,068	$-	$1,254	$28,814
U. S. Government sponsored enterprises	128,494	-	5,042	123,452
Securities issued by States and political subdivisions of the U.S.	40,718	86	1,989	38,815
Mortgage-backed obligations of federal agencies	175,103	148	18,818	156,433
Corporate debt securities	30,550	-	1,905	28,645
Total Securities Available for Sale	$404,933	$234	$29,008	$376,159

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$35,048	$-	$2,167	$32,881
U. S. Government sponsored enterprises	133,487	-	8,784	124,703
Securities issued by States and political subdivisions of the U.S.	41,341	145	2,725	38,761
Mortgage-backed obligations of federal agencies	168,468	173	23,568	145,073
Corporate debt securities	30,550	25	3,319	27,256
Total Securities Available for Sale	$408,894	$343	$40,563	$368,674

There was no allowance for credit losses on available for sale securities at September 30, 2024 or December 31, 2023.

The amortized cost and fair value of securities at September 30, 2024, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$99,010	$98,108
Due after one year through five years	93,575	87,606
Due after five years	66,571	61,566
Due after ten years	145,777	128,879
Total	$404,933	$376,159

There were no sales of available for sale securities in the first nine months of 2024 or 2023.

The following table shows the gross unrealized losses and estimated fair value of available for sale securities for which an allowance for credit losses has not been recorded, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2024 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
September 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasuries	$119	$5	$28,695	$1,249	$28,814	$1,254
U.S. Government sponsored enterprises	-	-	123,452	5,042	123,452	5,042
Securities issued by States and political subdivisions of the U.S.	1,336	17	31,852	1,972	33,188	1,989
Mortgage-backed obligations of federal agencies	10,018	-	134,230	18,818	144,248	18,818
Corporate debt securities	477	23	28,168	1,882	28,645	1,905
Total	$11,950	$45	$346,397	$28,963	$358,347	$29,008

Unrealized losses at September 30, 2024 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to the credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments and the Company currently has no plans to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

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

The Company had securities with a market value of $204.9 million pledged to the Federal Reserve Discount Window as of September 30, 2024. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first nine months of 2024. Additionally, the Company had securities with a market value of $9.0 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of September 30, 2024, other investments consisted of stock in the Federal Home Loan Bank of Atlanta (“FHLB”) (carrying basis $1.6 million), stock in the Federal Reserve Bank (carrying basis $1.1 million), and various other investments (carrying basis $831 thousand). The sale of these securities is restricted. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2024.

As of September 30, 2024, the Bank held investments in eleven low-income housing and historic equity partnerships (carrying basis of $4.5 million) and reported in other assets on the consolidated balance sheet. The interests in low-income housing and historic equity partnerships have limited transferability. The fair values of these securities are estimated to approximate their carrying value as of September 30, 2024. The Company was committed to invest an additional $139 thousand in three low-income housing limited partnerships on September 30, 2024. These funds will be paid as requested by the general partner to complete the projects. This additional investment has been reflected in the above carrying basis and in other liabilities on the consolidated balance sheet.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
1-4 Family residential construction	$26,649	$30,488
Other construction, land development and land	61,568	47,749
Secured by farmland	83,326	81,657
Home equity – open end	47,396	45,749
Real estate	208,199	200,629
Home Equity – closed end	6,532	4,835
Multifamily	10,942	8,203
Owner-occupied commercial real estate	82,577	92,362
Other commercial real estate	98,527	106,181
Agricultural loans	16,994	14,405
Commercial and industrial	57,257	44,329
Credit Cards	3,270	3,252
Automobile loans	110,952	122,924
Other consumer loans	12,153	14,376
Municipal loans	5,059	5,625
Gross loans	831,401	822,764
Unamortized net deferred loan fees	(684)	(672)
Less allowance for credit losses	8,028	8,321
Net loans	$822,689	$813,771

The table above does not include loans held for sale of $2.3 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.7 million and $3.6 million at September 30, 2024 and December 31, 2023, respectively. For the quarter ended September 30, 2024, and the year ended December 31, 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $302.8 million and $289.1 million as of September 30, 2024, and December 31, 2023, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables show the aging of the Company’s loan portfolio, by class, for the periods indicated (dollars in thousands):

Age Analysis of Past Due Loans As of September 30, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$297	$-	$-	$439	$25,913	$26,649
Other construction, land development and land	160	-	-	15	61,393	61,568
Secured by farmland	97	-	-	53	83,176	83,326
Home equity – open end	216	-	-	493	46,687	47,396
Real estate	1,122	835	-	917	205,325	208,199
Home Equity – closed end	35	-	-	-	6,497	6,532
Multifamily	-	-	-	-	10,942	10,942
Owner-occupied commercial real estate	-	1,205	-	3,449	77,923	82,577
Other commercial real estate	-	784	-	-	97,743	98,527
Agricultural loans	171	-	-	-	16,823	16,994
Commercial and industrial	627	44	-	710	55,876	57,257
Credit Cards	28	32	-	-	3,210	3,270
Automobile loans	1,610	191	-	438	108,713	110,952
Other consumer loans	75	12	1	63	12,002	12,153
Municipal loans	-	-	-	-	5,059	5,059
Gross loans	4,438	3,103	1	6,577	817,282	831,401
Less: Unamortized net deferred loan fees	-	-	-	-	(684)	(684)
Loans held for investment	$4,438	$3,103	$1	$6,577	$816,598	$830,717

Age Analysis of Past Due Loans As of December 31, 2023
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$440	$30,048	$30,488
Other construction, land development and land	-	-	-	528	47,221	47,749
Secured by farmland	-	-	-	596	81,061	81,657
Home equity – open end	595	74	-	217	44,863	45,749
Real estate	2,125	425	-	701	197,378	200,629
Home Equity – closed end	41	-	-	-	4,794	4,835
Multifamily	-	-	-	-	8,203	8,203
Owner-occupied commercial real estate	1,482	-	-	3,000	87,880	92,362
Other commercial real estate	92	887	-	-	105,202	106,181
Agricultural loans	10	-	-	73	14,322	14,405
Commercial and industrial	75	39	25	622	43,568	44,329
Credit Cards	35	7	6	-	3,204	3,252
Automobile loans	1,137	481	-	237	121,069	122,924
Other consumer loans	151	14	-	24	14,187	14,376
Municipal loans	-	-	-	-	5,625	5,625
Gross loans	5,743	1,927	31	6,438	808,625	822,764
Less: Unamortized net deferred loan fees	-	-	-	-	(672)	(672)
Loans held for investment	$5,743	$1,927	$31	$6,438	$807,953	$822,092

There were $6.6 million and $6.4 million in nonaccrual loans at September 30, 2024 and December 31, 2023, respectively. There was no income recognized on nonaccrual loans during the nine months ended September 30, 2024 and year ended December 31, 2023.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	September 30, 2024			December 31, 2023
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
1-4 Family residential construction	$-	$439	$439	$-	$440	$440
Other construction, land development and land	15	-	15	528	-	528
Secured by farmland	53	-	53	596	-	596
Home equity – open end	493	-	493	217	-	217
Real estate	917	-	917	701	-	701
Owner-occupied commercial real estate	2,146	1,303	3,449	-	3,000	3,000
Agricultural loans	-	-	-	73	-	73
Commercial and industrial	710	-	710	25	597	622
Automobile loans	438	-	438	237	-	237
Other consumer loans	63	-	63	24	-	24
Total loans	$4,835	$1,742	$6,577	$2,401	$4,037	$6,438

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

The following tables present the amortized cost of loans and leases to borrowers experiencing financial difficulty by class of financing receivable, type of modification, financial effect of the modification, and percentage of the amortized cost basis of modifications as compared to the amortized cost basis of each loan segment for the periods presented (dollars in thousands). There were no loans modified for borrowers experiencing financial difficulty in the three months ended September 30, 2024 or 2023.

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Nine Months Ended September 30, 2024
	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	$16	13.0	0.02%
Automobile loans	53	4.1	0.05%
Total Term Extension	$69	6.1	0.05%

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty For the Year Ended December 31, 2023
	Term Extension	Weighted Average Term Extension (in months)	% of Total Loan Type
Owner-occupied commercial real estate	$45	13.0	0.05%
Automobile loans	68	4.5	0.06%
Total Term Extension	$113	7.9	0.05%

The Company monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a troubled loan modification to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. No loan or lease modifications to borrowers experiencing financial difficulty had a payment default at September 30, 2024 or December 31, 2023.

The Company monitors the performance of troubled loan modifications to determine the effectiveness of the modifications. As of September 30, 2024 and December 31, 2023, $15 thousand and $159 thousand in loans modified and designated as a troubled loan modification were past due.

As of September 30, 2024, the Company did not have any unfunded commitments on loans modified and designated as troubled loan modifications.

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

The following table presents an analysis of collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans
	September 30, 2024
	Real Estate	Business/Other Assets
1-4 Family residential construction	$439	$-
Owner-occupied commercial real estate	3,449	-
Commercial and industrial	-	605
Total loans	$3,888	$605

	Collateral Dependent Loans
	December 31, 2023
	Real Estate	Business/Other Assets
1-4 Family residential construction	$440	$-
Other construction, land development and land	511	-
Secured by farmland	596	-
Owner-occupied commercial real estate	3,000	-
Commercial and industrial	-	597
Total loans	$4,547	$597

The following tables present the loan portfolio by segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	September 30, 2024
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$439	$26,210	$26,649	$362	$261	$623
Other construction, land development and land	-	61,568	61,568	-	1,658	1,658
Secured by farmland	-	83,326	83,326	-	840	840
Home equity – open end	-	47,396	47,396	-	180	180
Real estate	-	208,199	208,199	-	748	748
Home Equity – closed end	-	6,532	6,532	-	104	104
Multifamily	-	10,942	10,942	-	256	256
Owner-occupied commercial real estate	3,449	79,128	82,577	95	708	803
Other commercial real estate	-	98,527	98,527	-	135	135
Agricultural loans	-	16,994	16,994	-	24	24
Commercial and industrial	605	56,652	57,257	-	865	865
Credit Cards	-	3,270	3,270	-	82	82
Automobile loans	-	110,952	110,952	-	1,397	1,397
Other consumer loans	-	12,153	12,153	-	297	297
Municipal loans	-	5,059	5,059	-	16	16
Gross loans	4,493	826,908	831,401	457	7,571	8,028
Less: Unamortized net deferred loan fees	-	-	(684)	-	-	-
Net loans held for investment	$4,493	$826,908	$830,717	$457	$7,571	$8,028

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$440	$30,048	$30,488	$363	$351	$714
Other construction, land development and land	511	47,238	47,749	-	1,287	1,287
Secured by farmland	596	81,061	81,657	-	815	815
Home equity – open end	-	45,749	45,749	-	180	180
Real estate	-	200,629	200,629	-	810	810
Home Equity – closed end	-	4,835	4,835	-	77	77
Multifamily	-	8,203	8,203	-	181	181
Owner-occupied commercial real estate	3,000	89,362	92,362	263	958	1,221
Other commercial real estate	-	106,181	106,181	-	166	166
Agricultural loans	-	14,405	14,405	-	20	20
Commercial and industrial	597	43,732	44,329	351	683	1,034
Credit Cards	-	3,252	3,252	-	81	81
Automobile loans	-	122,924	122,924	-	1,443	1,443
Other consumer loans	-	14,376	14,376	-	292	292
Municipal loans	-	5,625	5,625	-	-	-
Gross loans	5,144	817,620	822,764	977	7,344	8,321
Less: Unamortized net deferred loan fees	-	-	(672)	-	-	-
Net loans held for investment	$5,144	$817,620	$822,092	$977	$7,344	$8,321

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2024 (dollars in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$-	$-	$-	$26,210	$26,210
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	439	439
Total 1-4 Family residential construction	-	-	-	-	-	-	26,649	26,649
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	2,209	11,975	7,590	4,610	1,753	9,278	22,962	60,377
Watch	-	-	-	-	-	-	665	665
Substandard	-	-	-	-	-	526	-	526
Total Other construction, land development and land	2,209	11,975	7,590	4,610	1,753	9,804	23,627	61,568
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	4,320	10,223	13,841	13,118	25,813	8,693	4,607	80,615
Watch	156	-	1,748	-	-	754	-	2,658
Substandard	-	-	-	-	-	53	-	53
Total Secured by farmland	4,476	10,223	15,589	13,118	25,813	9,500	4,607	83,326
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	139	46,617	46,756
Watch	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	391	391
Total Home equity - open end	-	-	-	-	-	139	47,257	47,396
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	15,922	57,159	44,985	13,817	11,710	60,415	1,310	205,318
Watch	-	-	81	-	-	-	-	81
Substandard	-	207	-	530	-	2,063	-	2,800
Total Real estate	15,922	57,366	45,066	14,347	11,710	62,478	1,310	208,199
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	771	2,551	260	90	974	1,886	-	6,532
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home Equity - closed end	771	2,551	260	90	974	1,886	-	6,532
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	2,138	-	2,656	1,339	876	1,580	2,353	10,942
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	2,138	-	2,656	1,339	876	1,580	2,353	10,942
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	4,376	2,220	17,296	16,106	6,805	21,379	2,578	70,760
Watch	-	-	-	-	-	756	-	756
Substandard	-	-	-	-	-	8,617	2,444	11,061
Total Owner-occupied commercial real estate	4,376	2,220	17,296	16,106	6,805	30,752	5,022	82,577
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	389	9,368	29,904	11,919	3,792	31,320	1,779	88,471
Watch	8,155	-	-	-	-	1,814	-	9,969
Substandard	-	-	-	-	-	87	-	87
Total Other commercial real estate	8,544	9,368	29,904	11,919	3,792	33,221	1,779	98,527
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Agricultural loans
Pass	3,079	2,323	2,000	403	202	-	8,769	16,776
Watch	-	-	37	-	31	-	150	218
Substandard	-	-	-	-	-	-	-	-
Total Agricultural loans	3,079	2,323	2,037	403	233	-	8,919	16,994
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	6,453	5,659	7,242	4,138	1,049	447	26,449	51,437
Watch	-	-	106	37	-	-	4,961	5,104
Substandard	-	-	57	611	-	-	48	716
Total 1-4 Commercial and industrial	6,453	5,659	7,405	4,786	1,049	447	31,458	57,257
Current period gross write-offs	-	-	133	47	24	5	-	209

Credit Cards
Pass	-	-	-	-	-	-	3,270	3,270
Substandard	-	-	-	-	-	-	-	-
Total Credit cards	-	-	-	-	-	-	3,270	3,270
Current period gross write-offs	-	-	-	-	-	-	27	27

Automobile loans
Pass	23,506	41,268	28,202	12,401	3,988	1,167	-	110,532
Watch	-	-	-	-	-	-	-	-
Substandard	34	88	149	110	32	7	-	420
Total Automobile loans	23,540	41,356	28,351	12,511	4,020	1,174	-	110,952
Current period gross write-offs	60	872	582	422	70	55	-	2,061

Other consumer loans
Pass	3,017	3,537	3,161	1,231	327	460	356	12,089
Watch	-	-	-	-	-	-	-	-
Substandard	-	43	6	12	-	3	-	64
Total Other consumer loans	3,017	3,580	3,167	1,243	327	463	356	12,153
Current period gross write-offs	7	50	57	19	15	4	-	152

Municipal loans
Pass	-	-	-	812	1,065	3,182	-	5,059
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	812	1,065	3,182	-	5,059
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$74,525	$146,621	$159,321	$81,284	$58,417	$154,626	$156,607	$831,401
Less: Unamortized net deferred loan fees								(684)
Loans held for investment								$830,717

Current period gross write-offs	$67	$922	$772	$488	$109	$64	$27	$2,449

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

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the periods indicated, (dollars in thousands).

Allowance for Credit Losses and Carrying Amount of Loans For the Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$(91)	$623
Other construction, land development and land	1,287	-	69	302	1,658
Secured by farmland	815	-	-	25	840
Home equity – open end	180	-	25	(25)	180
Real estate	810	-	4	(66)	748
Home Equity – closed end	77	-	-	27	104
Multifamily	181	-	-	75	256
Owner-occupied commercial real estate	1,221	-	-	(418)	803
Other commercial real estate	166	-	-	(31)	135
Agricultural loans	20	-	-	4	24
Commercial and industrial	1,034	209	44	(4)	865
Credit Cards	81	27	19	9	82
Automobile loans	1,443	2,061	572	1,443	1,397
Other consumer loans	292	152	73	84	297
Municipal loans	-	-	-	16	16
Total loans	$8,321	$2,449	$806	$1,350	$8,028

Allowance for Credit Losses and Carrying Amount of Loans For the Year Ended December 31, 2023
	Beginning Balance	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$324	$109	$70	$1	$350	$714
Other construction, land development and land	694	602	-	-	(9)	1,287
Secured by farmland	571	311	-	-	(67)	815
Home equity – open end	446	(189)	-	3	(80)	180
Real estate	1,389	(184)	19	2	(378)	810
Home Equity – closed end	39	96	-	-	(58)	77
Multifamily	71	182	-	-	(72)	181
Owner-occupied commercial real estate	992	280	-	-	(51)	1,221
Other commercial real estate	1,023	(582)	-	-	(275)	166
Agricultural loans	80	(58)	-	-	(2)	20
Commercial and industrial	368	338	33	2	359	1,034
Credit Cards	68	26	69	37	19	81
Automobile loans	1,790	(257)	1,804	514	1,200	1,443
Other consumer loans	81	103	93	55	146	292
Municipal loans	-	-	-	-	-	-
Total loans	$7,936	$777	$2,088	$614	$1,082	$8,321

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments of $608 thousand at September 30, 2024 and $690 thousand at December 31, 2023 is separately classified on the consolidated balance sheet within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods indicated (dollars in thousands).

	2024	2023
Balance as of January 1	$690	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	-	747
Recovery of credit losses – unfunded commitments	(82)	-
Balance as of September 30	$608	$747

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2024
Lease Liabilities	$624
Right-of-use assets	$593
Weighted average remaining lease term (years)	0.77 years
Weighted average discount rate	3.43%
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$35	$40	$110	$123
Total lease cost	$35	$40	$110	$123
Cash paid for amounts included in the measurement of lease liabilities	$40	$44	$129	$149

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

September 30, 2024
Three months ending December 31, 2024	$45
Twelve months ending December 31, 2025	125
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Thereafter	406
Total undiscounted cash flows	$759
Discount	(135)
Lease liabilities	$624

NOTE 6 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (“OREO”) activity for the nine months ended September 30, 2024 and 2023 (dollars in thousands).

	2024	2023
Balance as of January 1	$55	$-
Purchase of foreclosed real estate	-	-
Loans transferred to OREO	-	-
Proceeds from sale of OREO	(76)	-
Gain on sales of OREO	21	-
Balance as of September 30	$-	$-

The Company did not have any other real estate owned at September 30, 2024 or 2023.

NOTE 7 SHORT-TERM DEBT

The Company uses short-term debt, including Federal funds purchased and FHLB short-term borrowings, to maintain liquidity. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. FHLB short-term debt, secured by the Company’s loan portfolio, may take the form of a daily rate variable loan, which acts as a line of credit, or a fixed-rate advance, depending on the Company’s needs. As of September 30, 2024, and December 31, 2023, the Company had $15.0 million and $60.0 million in FHLB advances, respectively.

NOTE 8 LONG-TERM DEBT

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $7.0 and $6.9 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 9 MORTGAGE BANKING DERIVATIVES

Loans Held for Sale (“LHFS”)

The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to a permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $2.3 million as of September 30, 2024, of which $2.3 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in Other assets in the consolidated balance sheet at September 30, 2024, and totaled $13 thousand, with a notional amount of $8.1 million and total positions of 29. The fair value of the IRLCs at December 31, 2023 totaled $81 thousand, with a notional amount of $6.2 million and total positions of 22. Changes in fair value are recorded as a component of Mortgage banking income in the consolidated income statement for the period ended September 30, 2024. The Company’s IRLCs are classified as Level 2. At September 30, 2024 and 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best-efforts basis.

The Company elects the fair value option for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments reported in Other assets in the consolidated balance sheet at September 30, 2024 totaled $32 thousand, with a notional amount of $10.4 million and total positions of 42. The fair value of forward sales commitments reported in Other liabilities in the consolidated balance sheet at December 31, 2023 totaled $22 thousand, with a notional amount of $7.3 million and total positions of 27.

NOTE 10 ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables present components of accumulated other comprehensive loss for the periods stated (dollars in thousands).

	For the three months ended September 30, 2024
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2024	$(31,055)	$757	$(30,298)
Change in unrealized securities gains, net of tax expense of $2,213	8,325	-	8,325
Balance at September 30, 2024	$(22,730)	$757	$(21,973)

	For the three months ended September 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at June 30, 2023	$(37,664)	$439	$(37,225)
Change in unrealized securities (losses), net of tax benefit of $1,442	(5,423)	-	(5,423)
Balance at September 30, 2023	$(43,087)	$439	$(42,648)

	For the nine months ended September 30, 2024
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(31,774)	$757	$(31,017)
Change in unrealized securities gains, net of tax expense of $2,404	9,044	-	9,044
Balance at September 30, 2024	$(22,730)	$757	$(21,973)

	For the nine months ended September 30, 2023
	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities (losses), net of tax benefit of $701	(2,636)	-	(2,636)
Balance at September 30, 2023	$(43,087)	$439	$(42,648)

There were no reclassification adjustments reported on the consolidated statements of income during the three or nine months ended September 30, 2024 or 2023.

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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of the periods indicated (dollars in thousands):

September 30, 2024	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$2,332	$-	$2,332	$-
U. S. Treasury securities	28,814	-	28,814	-
U.S. Government sponsored enterprises	123,452	-	123,452	-
Securities issued by States and political subdivisions of the US	38,815	-	38,815	-
Mortgage-backed obligations of federal agencies	156,433	-	156,433	-
Corporate debt securities	28,645	-	28,645	-
IRLC	32	-	32	-
Forward sales commitments	12	-	12	-
Assets at Fair Value	$378,535	$-	$378,535	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale, F&M Mortgage	$1,119	$-	$1,119	$-
U. S. Treasury securities	32,881	-	32,881	-
U.S. Government sponsored enterprises	124,703	-	124,703	-
Securities issued by States and political subdivisions of the US	38,761	-	38,761	-
Mortgage-backed obligations of federal agencies	145,073	-	145,073	-
Corporate debt securities	27,256	-	27,256	-
IRLC	81	-	81	-
Assets at Fair Value	$369,874	$-	$369,874	$-

Liabilities:
Forward sales commitments	$22	$-	$22	$-
Liabilities at Fair Value	$22	$-	$22	$-

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

Other Real Estate Owned - Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had no OREO at September 30, 2024 and OREO with a carrying value of $55 thousand at December 31, 2023.

The Company markets OREO independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

September 30, 2024		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	1,208	-	-	1,208
Total collateral dependent loans with an ACL	$1,285	$-	$-	$1,285
OREO	$-	$-	$-	$-

December 31, 2023		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,737	-	-	2,737
Commercial and industrial	246	-	-	246
Total collateral dependent loans with an ACL	$3,060	$-	$-	$3,060
OREO	$55	$-	$-	$55

The following table presents information about Level 3 Fair Value Measurements for the periods indicated (dollars in thousands):

September 30, 2024	Fair Value	Valuation Technique	Significant Unobservable Inputs
1-4 family residential construction	$77	Discounted appraised value	Discount for marketability (25%) and selling costs (25%)
Owner-occupied commercial real estate	1,208	Discounted appraised value	Discount for marketability (25%) and selling costs (10%)

December 31, 2023	Fair Value	Valuation Technique	Significant Unobservable Inputs
1-4 family residential construction	$77	Discounted appraised value	Discount for marketability (25%) and selling costs (10%)
Owner-occupied commercial real estate	2,737	Discounted appraised value	Discount for marketability (25%) and selling costs (8%)
Commercial and industrial	246	Discounted appraised value	Discount for marketability (65%) and selling costs (6%)
OREO	55	Discounted appraised value	Discount for marketability (60%) and selling costs (10%)

	September 30, 2024 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$60,320	$60,320	$-	$-	$60,320
Securities	376,159	-	376,159	-	376,159
Loans held for sale	2,332	-	2,332	-	2,332
Loans held for investment, net	830,717	-	-	811,324	811,324
Interest receivable	5,066	-	5,066	-	5,066
Bank owned life insurance	23,420	-	23,420	-	23,420
IRLC	32	-	32	-	32
Forward sales commitments	13	-	13	-	13
Liabilities:
Deposits	$1,218,288	$-	$1,218,135	$-	$1,218,135
Short-term debt	15,000	-	-	15,000	15,000
Long-term debt	6,965	-	-	6,888	6,888
Interest payable	2,258	-	2,258	-	2,258

	December 31, 2023 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$23,717	$23,717	$-	$-	$23,717
Securities	368,674	-	368,674	-	368,674
Loans held for sale	1,119	-	1,119	-	1,119
Loans held for investment, net	822,092	-	-	793,440	793,440
Interest receivable	5,034	-	5,034	-	5,034
Bank owned life insurance	22,878	-	22,878	-	22,878
IRLC	81	-	81	-	81
Liabilities:
Deposits	$1,133,236	$-	$1,131,747	$-	$1,131,747
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,932	-	-	6,761	6,761
Interest payable	1,592	-	1,592	-	1,592
Forward sales commitments	22	-	22	-	22

NOTE 12 EMPLOYEE BENEFITS

Defined Benefit Pension Plan

The Bank has a qualified noncontributory defined benefit pension plan which covers substantially all full-time employees hired before April 1, 2012. The benefits are primarily based on years of service and earnings. The Company uses December 31st as the measurement date for the defined benefit pension plan. The plan was amended on February 15, 2023 to stop the accrual of future benefits and was terminated on June 1, 2024. The following is a summary of net periodic pension costs for the three- and nine-month periods ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Service cost	$-	$-	$-	$-
Interest cost	79	92	237	276
Expected return on plan assets	(98)	(130)	(294)	(390)
Recognized net actuarial gain	(5)	-	(15)	-
Net periodic pension cost	$(24)	$(38)	$(72)	$(114)

Stock Incentive Plan

The Company grants stock awards to directors and employees under the Company’s 2020 Stock Incentive Plan and 2023 Directors Stock Incentive Plan. On March 7, 2024, the Company’s Compensation Committee awarded 33,568 shares with a fair value of $597 thousand from the 2020 Stock Incentive Plan to selected employees. These shares vest 25% over each of the next four years. In the three months ended September 30, 2024, no shares were awarded and 3,367 shares were forfeited. Unrecognized compensation expense related to the nonvested restricted stock as of September 30, 2024 totaled $834 thousand.

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

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for September 30, 2024 and 2023 consisted of the following (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Noninterest income
Service charges on deposit accounts	$317	$256	$881	$755
Investment services and insurance income	481	376	1,692	1,243
Title insurance income	423	421	1,153	1,015
Card services and interchange income	773	769	2,300	2,257
Other	71	192	211	389
Within scope of ASC 606	2,065	2,014	6,237	5,659
Not within scope of ASC 606	683	493	1,847	1,955
Total noninterest income	$2,748	$2,507	$8,084	$7,614

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

The Bank is a full-service commercial bank offering a wide range of banking and financial services through its fourteen branch offices as well as its loan production office located in Penn Laird, Virginia (which specializes in providing automobile financing through a network of automobile dealers). The former operations of FMFS now operate as a division of the Bank to provide brokerage services and property/casualty insurance. F&M Mortgage originates conventional and government sponsored mortgages through their offices in Harrisonburg, Woodstock, and Winchester, Virginia. VSTitle provides title insurance services through their offices in Harrisonburg and Charlottesville, Virginia.

The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

Forward-Looking Statements

Certain statements in this report may contain “forward-looking statements” as defined by federal securities laws, which are subject to significant risks and uncertainties. These include statements regarding future plans, strategies, results, or expectations that are not historical facts, and are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “project,” “plan” or similar expressions or other statements concerning opinions or judgements of the Company and its management about future events. These statements are based on estimates and assumptions, and our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Our actual results could differ materially from those contemplated by these forward-looking statements.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions, and judgements made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses, and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or results of operations. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Management has discussed the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors of the Company.

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of September 30, 2024 were unchanged from the policies disclosed in the 2023 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Third Quarter Income Statement Discussion

Net income for third quarter 2024 was $792,000 or $0.23 per share, compared to $3.0 million or $0.86 per share for the previous quarter, a decrease of $2.2 million or $0.63 per share. Return on average assets was 0.24% and return on average equity was 3.70% for the three months ended September 30, 2024. Both ratios are lower than those reported for the second quarter 2024. The decline in net income is attributed primarily to a provision for credit losses of $902,000 compared to a recovery of $458,000 recorded in the second quarter which combined to increase provision expense by $1.4 million. In addition, we recorded $930,000 in one-time expenses, consisting of $193,000 in severance expense for a former bank officer and a $737,000 expense related to an external fraud event. The after-tax impact of these two events on net income lowered third quarter net income by $735,000 as compared to the second quarter. Noninterest income declined $238,000 from the previous quarter due to lower income from investment services, insurance and mortgage banking. Non-interest expenses increased by $1.5 million due to the previously mentioned one-time items and higher employee benefits expenses which included $577,000 in pension distribution gains in the second quarter. Net interest income before the provision for credit losses increased by $294,000 on a linked quarter basis.

Net income for the three months ended September 30, 2024 decreased by $226,000 or $0.06 per share from the $1.0 million or $0.29 per share reported for same quarter in 2023. Return on average assets declined by 0.08% and return on average equity decreased by 2.10%. These results reflect an increase of $513,000 in net interest income, an increase of $282,000 in the provision for credit losses, an increase of $241,000 in noninterest income and an increase of $764,000 in noninterest expenses due to the severance and fraud loss expenses recorded in the third quarter 2024.

For third quarter 2024, net interest income totaled $8.5 million, an increase of $294,000 from second quarter 2024, as a $570,000 increase in interest income outpaced a $276,000 increase in interest expense. Net interest margin for the quarter ending September 30, 2024 was 2.77%, up five basis points from the quarter ending June 30, 2024. Higher loan balances and repricing of adjustable-rate loans contributed to a $339,000 increase in loan interest income. Higher balances in federal funds sold and interest bearing overnight cash balances increased interest income on cash and securities. The earning asset yield increased by ten basis points to 5.29%. Cost of funds increased by three basis points to 2.54%. Total interest expense increased by $276,000, a combination of a $489,000 increase in interest expense on deposits and a $213,000 decrease in interest expense on short-term debt. The increase in interest expense on deposits resulted from growth in time deposit balances. This was partially offset by the decrease in interest expense on short-term debt as Federal Home Loan Bank (“FHLB”) advances declined from $20.0 million on June 30, 2024, to $15.0 million on September 30, 2024.

Compared to third quarter 2023, net interest margin increased by seven basis points due to growth in the average balances of loans, federal funds sold and overnight cash. Loans as a percentage of earning assets increased to 68% in third quarter 2024 from 66% in third quarter 2023. Interest income increased $1.7 million, and the earning asset yield increased by 37 basis points. Interest expense grew by $1.2 million, and the cost of funds increased by 33 basis points as growth in both the average balances of and rates paid on time deposits was partially offset by a decline in FHLB advances.

During third quarter 2024, the Bank recorded a $902,000 provision for credit losses compared to a $458,000 recovery of credit losses in second quarter 2024 and a $620,000 provision in third quarter 2023. The current quarter provision was the result of a $7.4 million increase in the balances of pooled loans used in the Bank’s Allowance for Credit Losses on Loans (“ACLL”) model and net charge-offs of $657,000. There were no significant changes in the qualitative factors used in the ACLL model during the quarter; the reserve on one individually reviewed loan increased $20,000. By comparison, the second quarter recovery was due to the release of $608,000 in reserves related to the improvement in the collateral value of an individually evaluated loan relationship, net loan charge-offs totaling $179,000, slower loan growth, and an improvement in the experience, depth and ability of lending management qualitative factor. In third quarter 2023, the provision was driven by net charge-offs of $193,000 and growth of $29.3 million in gross loans.

Noninterest income, which includes gains and losses, totaled $2.7 million for third quarter 2024, a decrease of $238,000 from second quarter 2024. Investment services and insurance income declined by $148,000, mortgage banking income declined by $91,000 and income from ATM and check card fees decreased by $28,000. Service charges on deposits increased by $25,000. The other categories of noninterest income combined to increase noninterest income by $4,000.

Compared to third quarter 2023, noninterest income increased $241,000 from $2.5 million. The increase resulted from increases of $61,000 in service charges on deposit accounts, $105,000 in investment services and insurance income, and $139,000 in mortgage banking income. Other operating income declined by $89,000. Smaller year-over-year changes in other categories combined to increase noninterest income by $25,000.

Noninterest expenses totaled $9.7 million for third quarter 2024, compared to $8.2 million for second quarter 2024, an increase of $1.5 million. During the third quarter, we recorded $930,000 in one-time expenses, consisting of $193,000 in severance expense for a former bank officer and a $737,000 expense related to an external fraud event. During second quarter 2024, the Bank recognized $577,000 in gains from lump sum pension distributions, which lowered employee benefits expense by $547,000. Salaries expense increased by $211,000 due to the severance expense for a former bank officer. Employee benefits expense increased by $659,000 due to the pension related gains in the second quarter. Other operating expenses increased by $687,000, driven by the fraud loss. ATM and check card expenses increased by $73,000, telecommunication and data processing expenses increased by $60,000 and marketing expenses were $35,000 higher than in the prior quarter. There were decreases of $170,000 in legal and professional fees and $33,000 in equipment expenses. Other changes in noninterest expense categories combined to decrease total noninterest expenses by $21,000.

Compared to the same quarter in 2023, noninterest expenses increased $763,000 from $8.9 million. Salary expense was $154,000 lower than last year as $193,000 in severance offset a portion of the cost savings derived from the voluntary early retirement program implemented in fourth quarter 2023. Other operating expenses increased $635,000, due to the previously mentioned fraud loss. There were also increases of $103,000 in employee benefits expense, $182,000 in telecommunications and data processing expense, $43,000 in occupancy expenses, $28,000 in equipment expenses, $32,000 in FDIC insurance assessment expense and $66,000 in bank franchise tax expense. There were decreases of $68,000 in advertising expenses, $24,000 in legal and professional fees, $53,000 in ATM and check card fees, and $27,000 in director fees expense.

Year-to-Date Income Statement Discussion

Net income for the nine months ended September 30, 2024 was $5.0 million or $1.44 per share, compared to $2.3 million or $0.67 per share for the same period in 2023, an increase of $2.7 million or $0.77 per share. Year-to-date return on average assets was 0.51% and return on average equity was 8.37%. Both ratios are higher than those reported for the same period of 2023. The improvement in net income is attributed primarily to lower noninterest expenses, which declined by $2.0 million to $26.3 million. Net interest income and noninterest income also improved by $1.2 million and $470,000, respectively. The year-to-date provision for credit losses increased from $1.2 million in 2023 to $1.3 million in 2024.

Year-to-date net interest income totaled $24.8 million, an increase of $1.2 million from 2023, as a $6.4 million increase in interest income outpaced a $5.1 million increase in interest expense. Net interest margin was 2.74%, up two basis points from the 2.72% reported for 2023. Higher loan balances and repricing of adjustable-rate loans contributed to a $5.8 million increase in loan interest income, which represented most of the increase in interest income and increased the earning asset yield by fifty-one basis points to 5.24%. Cost of funds increased by fifty basis points to 2.51%. Total interest expense increased by $5.1 million, due to growth in both the average balances of and rates paid on time deposits.

During the first nine months of 2024, the Bank recorded a $1.3 million provision for credit losses compared to a $1.2 million provision in the same period in 2023. The provision for 2024 was the result of $8.6 million in loan growth and $1.6 million in net charge-offs, which were partially offset by the release of $608,000 in reserves related to improvement in the collateral value of a $2.8 million individually evaluated loan relationship that no longer requires an allowance for credit losses. There were no significant changes in the reserves on individually analyzed loans; there was improvement in the experience, depth and ability of lending management qualitative factor in in second quarter of 2024.

Year-to-date noninterest income, which includes gains and losses, totaled $8.1 million in 2024, an increase of $470,000 from the same period in 2023. Several categories of noninterest income increased on a year-over-year basis. Service charges on deposit accounts increased by $126,000, investment services and insurance income increased by $449,000, mortgage banking income increased by $231,000, title insurance income increased by $138,000, ATM and check card fees increased by $43,000 and low-income partnership losses decreased by $27,000. Income on bank owned life insurance declined by $425,000 due to the gains received in 2023 on a death benefit and other operating income decreased by $119,000.

Noninterest expenses totaled $26.3 million for the first nine months of 2024, compared to $28.3 million for the same period of 2023, a decrease of $2.0 million. Salary expense declined by $1.9 million due to cost savings associated with a voluntary early retirement program implemented in fourth quarter of 2023 and lower severance expenses. Employee benefits expense declined by $815,000 due to a combination of the voluntary early retirement program, $577,000 in gains from lump sum pension distributions, and a refund of $162,000 received in March 2024 due to better than projected group health insurance claims in 2023. There were declines of $299,000 in advertising expenses, $133,000 in ATM and check card fees, and $90,000 in directors’ fees. There were increases of $491,000 in other operating expenses, $233,000 in FDIC insurance expense, $175,000 in occupancy expenses, $146,000 in telecommunications and data processing expenses, and $130,000 in bank franchise tax expense. There were other changes in noninterest expense categories that combined to increase total noninterest expenses by $38,000.

Net Interest Income and Net Interest Margin

For the first nine months of 2024, tax-equivalent net interest income1 was $24.9 million, an increase of $1.2 million compared to the same period in 2023. This resulted in a slight increase in the net interest margin, from 2.72% to 2.74%. Tax-equivalent interest income and fees on loans rose by $5.9 million, driven by higher rates on variable-rate loans and a $58.5 million increase in the average balance of loans and loans held for sale. Tax-equivalent interest income from federal funds sold, interest-bearing deposits with other banks, and securities increased by $503,000, reflecting higher interest rates and increased average balances in federal funds sold and interest-bearing deposits with other banks. The earning asset yield for the first nine months of 2024 was 5.24%, compared to 4.73% for the same period in 2023.

Interest expense rose by $5.1 million in the first nine months of 2024 to $22.8 million, primarily due to higher market interest rates and an increase in the average balance of time deposits by $127.7 million. This growth in time deposits shifted the deposit mix away from noninterest-bearing demand and lower-cost deposits. Consequently, the cost of funds increased to 2.51% for the period, compared to 2.01% in 2023.

In the third quarter of 2024, tax-equivalent net interest income totaled $8.5 million, an increase of $525,000 compared to the third quarter of 2023. The net interest margin for the three months ended September 30 was 2.77% in 2024, up from 2.69% in 2023. Tax-equivalent interest income for the quarter reached $16.3 million, up from $14.6 million in the same quarter last year. This increase was driven by an additional $1.4 million in tax-equivalent interest and fee income on loans, resulting from a $39.3 million rise in average balances of loans and loans held for sale. Tax-equivalent interest income from interest-bearing deposits with other banks and securities rose by $329,000, as average balances of fed funds sold and interest-bearing deposits with other banks increased by $33.0 million, while the average balance of securities declined by $25.1 million due to bond maturities and mortgage-backed securities paydowns. This shift in the earning asset mix, along with higher market interest rates, contributed to an earning asset yield of 5.29% for the current quarter, compared to 4.92% for the same quarter in the prior year.

Total interest expense for the third quarter of 2024 was $7.8 million, an increase of $1.2 million compared to the third quarter of 2023. This increase was primarily driven by higher interest expense on time deposits, which rose by $2.2 million. In contrast, interest expense on interest-bearing demand, savings, and money market accounts declined by $519,000. This shift reflects both higher rates paid on time deposits and a reallocation of funding from lower-costing deposits to time deposits. Additionally, interest expense on borrowings declined by $460,00 due to paydowns of $5.0 million in FHLB debt during the quarter.

Comparing the two quarters, the average balance of noninterest-bearing deposits declined by $4.4 million, while the average balance of time deposits increased by $129.8 million. This shift contributed to an increase in the cost of funds, rising to 2.54% in the third quarter of 2024, up from 2.21% in the same quarter of 2023.

_________________

1 Tax equivalent net interest income is a non-GAAP financial measure. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the most closely related GAAP measure.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023			Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average Balances[5]	Income/ Expense	Average Rates[1]	Average Balances[5]	Income/ Expense	Average Rates[1]	Average Balances[5]	Income/ Expense	Average Rates[1]	Average Balances[5]	Income/ Expense	Average Rates[1]
INTEREST INCOME
Loans held for investment[2,3,4]	$824,961	$40,707	6.59%	$767,299	$34,903	6.08%	$825,511	$13,842	6.67%	$787,607	$12,512	6.30%
Loans held for sale	3,430	123	4.79%	2,610	66	3.38%	4,294	60	5.56%	2,914	18	2.45%
Federal funds sold	21,748	891	5.47%	5,031	186	4.94%	38,425	518	5.36%	4,390	54	4.88%
Interest bearing deposits	6,746	357	7.07%	5,649	298	7.05%	4,420	55	5.00%	5,439	108	7.88%
Investments
Taxable [4]	342,684	5,223	2.04%	372,392	5,481	1.97%	339,701	1,645	1.93%	364,642	1,808	1.97%
Tax exempt	16,226	397	3.27%	14,291	400	3.74%	16,189	226	5.55%	16,337	145	3.52%
Total Earning Assets	$1,215,795	$47,698	5.24%	$1,167,272	$41,334	4.73%	$1,228,540	$16,346	5.29%	$1,181,329	$14,645	4.92%

INTEREST EXPENSE
Deposits
Demand-interest bearing	135,463	1,807	1.78%	172,078	2,444	1.90%	137,457	646	1.87%	168,159	878	2.07%
Savings	487,909	9,690	2.65%	507,290	9,881	2.60%	482,334	3,219	2.66%	510,752	3,506	2.72%
Time deposits	278,868	9,231	4.42%	151,135	2,734	2.42%	309,968	3,575	4.59%	180,197	1,420	3.13%
Total interest-bearing deposits	902,240	20,728	3.07%	830,503	15,059	2.42%	929,759	7,440	3.18%	859,108	5,804	2.68%

Federal funds purchased	277	8	3.86%	727	32	5.88%	-	-	0.00%	961	15	6.19%
Short-term debt	40,894	1,683	5.50%	57,901	2,185	5.05%	17,283	241	5.55%	50,250	686	5.42%
Long-term debt	6,948	347	6.67%	6,905	343	6.64%	6,958	116	6.63%	6,916	116	6.65%
Total interest-bearing liabilities	$950,359	$22,766	3.20%	$896,036	$17,619	2.63%	$954,000	$7,797	3.25%	$917,235	$6,621	2.86%

Tax equivalent net interest income [6]		$24,932			$23,715			$8,549			$8,024

Net interest margin			2.74%			2.72%			2.77%			2.69%

____________________

1 Annualized.

2 Interest income on loans includes loan fees.

3 Loans held for investment include nonaccrual loans.

4 Income tax rate of 21% was used to calculate the tax equivalent income on nontaxable investments and loans.

5 Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

6 Tax equivalent net interest income is a non-GAAP financial measure. For more information, see “Non-GAAP Financial Measures” below.”

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

The following table reconciles tax equivalent net interest income, which is not a measurement under GAAP, to net interest income (dollars in thousands):

	September 30, 2024		September 30, 2023
GAAP Financial Measurements:	Nine Months	Three Months	Nine Months	Three Months
Interest Income – Loans	$40,801	$13,893	$34,935	$12,516
Interest Income - Securities and Other Interest-Earnings Assets	6,785	2,397	6,281	2,085
Interest Expense – Deposits	(20,728)	(7,440)	(15,059)	(5,804)
Interest Expense - Other Borrowings	(2,038)	(357)	(2,560)	(817)
Total Net Interest Income	$24,820	$8,493	$23,597	$7,980

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income – Loans & Securities	112	56	118	44
Total Tax Benefit on Tax-Exempt Interest Income	112	56	118	44
Tax Equivalent Net Interest Income	$24,932	$8,549	$23,715	$8,024

Balance Sheet Review

Overview

On September 30, 2024, assets totaled $1.34 billion, an increase of $50.0 million over December 31, 2023. Total loans increased by $8.6 million to $830.7 million, including increases of $13.8 million in other construction and land development loans, $1.7 million in loans secured by farmland, $1.6 million in 1-4 family revolving loans, $9.3 million in residential mortgage loans, $2.7 million in multifamily loans, $2.6 million in loans to farmers, and $12.9 million in commercial and industrial loans. These increases were offset by decreases of $3.8 million in residential construction loans, $17.5 million in commercial real estate loans, $12.0 million in automobile loans, $2.2 million in other consumer loans, and $0.5 million in municipal loans.

Investment securities increased by $7.5 million due to purchases of $18.0 million, combined with amortization, paydowns on U.S. Agency mortgage-backed securities and expected bond maturities of $21.9 million, and a decrease of $11.4 million in unrealized loss on the bond portfolio. On September 30, 2024, the unrealized loss was $29.0 million compared to $40.2 million on December 31, 2023.

Total deposits on September 30, 2024, were $1.22 billion, an increase of $85.1 million from the end of 2023, due to growth of $78.5 million in interest bearing deposits, specifically time deposits, and an increase of $6.5 million in noninterest bearing deposits.

Shareholders’ equity increased by $11.7 million to $90.0 million due to net income of $5.0 million, a decrease in accumulated other comprehensive loss of $9.0 million, $206,000 in shares issued, and $131,000 in stock-based compensation expense. These increases were offset by the $2.7 million in dividends paid to shareholders.

Securities Available for Sale (“AFS”)

The Company’s available-for-sale (AFS) securities portfolio is reported at fair value, based on market prices of comparable instruments. This portfolio mainly includes U.S. Treasury securities, U.S. agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. As of September 30, 2024, the total AFS securities were $376.2 million, up from $368.7 million on December 31, 2023.

This represents an increase of $7.5 million, or 2.0%. The average balance of the AFS securities portfolio during the first nine months of 2024 was $358.9 million, compared to $386.7 million during the same period in 2023. The average AFS securities portfolio accounted for 29.5% and 33.1% of average earning assets as of September 30, 2024, and 2023, respectively. The decrease in AFS securities is primarily due to maturities and expected paydowns on mortgage-backed securities in the bond portfolio. Net unrealized losses related to the fair value of AFS securities were $28.8 million as of September 30, 2024, compared to $40.2 million as of December 31, 2023. This unrealized loss is attributed to rising market interest rates rather than credit quality. During the period, $22.0 million in mortgage-backed securities and municipal bonds matured or were paid down, of which $18.0 million was reinvested in higher-yielding bonds. Scheduled maturities and paydowns are expected to total $70.7 million in the last quarter of 2024 and $59.3 million in 2025. The portfolio’s weighted average life is 4.24 years, with a modified duration of 3.41 years.

Loan Portfolio

The Company operates in a diverse local economy supported by various industries, including agribusiness, manufacturing, services, and several universities and colleges. The Bank is an active lender for residential mortgages and residential construction and typically provides commercial loans to small and mid-size businesses and farms within its primary service area. Additionally, the Bank offers automobile and recreational vehicle loans through its Dealer Finance division.

Loans Held for Investment totaled $830.7 million at September 30, 2024 and increased $8.6 million from $822.1 million at December 31, 2023. As a percentage of average earning assets, average loans were 67.9% for the nine months ended September 30, 2024, compared with 65.7% for the nine months ended September 30, 2023.

Loans Held for Sale totaled $2.3 million as of September 30, 2024, an increase of $1.2 million from $1.1 million on December 31, 2023. This category consists of F&M Mortgage loans, which are affected by interest rate changes, seasonal trends, and refinancing activity. All mortgage loans held for sale have been precommitted to investors, effectively minimizing interest rate risk.

The Company’s loans held for investment portfolio is well-diversified, with first-lien, amortizing residential mortgage loans as the largest segment, representing 25.04% of total loans. Commercial real estate loans, including both owner-occupied and non-owner-occupied properties, comprise $181.1 million, or 21.8% of the portfolio. Automobile loans, originated through the Company’s dealer finance division, total $111.0 million, accounting for 13.36% of the portfolio. Following is a breakdown of the loan portfolio composition as of September 30, 2024, and December 31, 2023 (dollars in thousands):

	September 30, 2024		December 31, 2023
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$26,649	3.21%	$30,488	3.71%
Other construction, land development and land	61,568	7.41%	47,749	5.80%
Secured by farmland	83,326	10.02%	81,657	9.92%
Home equity – open end	47,396	5.70%	45,749	5.56%
Real estate	208,199	25.04%	200,629	24.38%
Home Equity – closed end	6,532	0.79%	4,835	0.59%
Multifamily	10,942	1.32%	8,203	1.00%
Owner-occupied commercial real estate	82,577	9.93%	92,362	11.23%
Other commercial real estate	98,527	11.85%	106,181	12.91%
Agricultural loans	16,994	2.04%	14,405	1.75%
Commercial and industrial	57,257	6.89%	44,329	5.39%
Credit Cards	3,270	0.39%	3,252	0.40%
Automobile loans	110,952	13.35%	122,924	14.94%
Other consumer loans	12,153	1.46%	14,376	1.75%
Municipal loans	5,059	0.61%	5,625	0.68%
Gross loans	$831,401	100.00%	$822,764	100.00%
Unamortized deferred net loan fees	(684)		(672)
Loans held for sale	$830,717		$822,092

Provision for Credit Losses

The provision for credit losses represents the expense charged to current earnings to support the allowance for credit losses and the reserve for unfunded commitments. The allowance for credit losses is based on various factors that reflect management’s assessment of the risk within the loan portfolio. These factors include historical loss data, both internal and from peer institutions; forecasted economic conditions and trends; collateral adequacy and value; portfolio volume and composition; portfolio performance; and the Company’s and Bank’s internal loan processes. The reserve for unfunded commitments is based on the likelihood that these commitments will be utilized.

Management has implemented a comprehensive analytical process to evaluate the adequacy of the allowance for credit losses. This process and its guidelines are informed by federal banking regulatory guidance, along with relevant information from both internal and external sources, which consider past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience forms the basis for estimating expected credit losses. Adjustments to historical loss data are made to account for variations in current loan-specific risk factors, such as underwriting standards, portfolio composition, loan concentrations, credit quality, and loan term, as well as changes in environmental factors like unemployment rates, property values, or other relevant conditions. For more details on these forecasts, see the “Allowance for Credit Losses - Loans" section in Note 1 of the Consolidated Financial Statements.

The results of this process, combined with findings from the Bank’s external loan review of inherent risks in the loan portfolio, support management’s assessment of the adequacy of the allowance at the balance sheet date. For an overview of the methodology management uses to assess the allowance adequacy on a quarterly basis and the provisions charged to expense, see the “Critical Accounting Policies” section above and Note 1 of the Consolidated Financial Statements. Additionally, refer to the table “Allowance for Credit Losses” in Note 4 of the Consolidated Financial Statements, which details activity in the allowance for credit losses.

The current quarter provision for credit losses of $902,000 was a combination of $869,000 provision for the allowance for loan credit losses, plus $33,000 provision for the allowance for unfunded commitments. The current quarter provision of $869,000 was driven by net loan charge-offs of $657,000, loan growth, and a $20,000 increase in the reserve for an individually reviewed loan. There were no significant changes in the environmental factors. As of September 30, 2024, year-to-date net charge-offs totaled $1.6 million, up from $703,000 during the nine month period ended September 30, 2023. Gross loans increased by $4.4 million in the third quarter of 2024 and by $7.5 million since December 31, 2023. As of September 30, 2024, the allowance for credit losses on loans (ACLL) was $8.0 million, or 0.97% of gross loans outstanding, compared to $8.3 million, or 1.01% of gross loans outstanding, as of December 31, 2023.

The reserve for unfunded commitments decreased from $690,000 at December 31, 2023, to $608,000 at September 30, 2024, due to decreases in loan commitments of $12.1 million in commercial and industrial loans and $1.4 million in 1-4 family construction, which were offset by an increase of $3.1 million in commitments for farmland and $2.2 million in owner-occupied commercial real estate.

Nonperforming Assets

Nonperforming loans consist of nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. As of September 30, 2024, nonperforming loans totaled $6.6 million, compared to $6.5 million on December 31, 2023. At year-end 2023, nonperforming loans included a large relationship secured by owner-occupied commercial real estate and equipment, totaling $3.6 million. This balance was reduced to $2.1 million by September 30, 2024, through the liquidation of equipment held as collateral, and did not require an allowance for credit losses as of that date. Additionally, smaller loans totaling $4.4 million were nonperforming as of September 30, 2024. The nonaccrual loan coverage ratio decreased to 122.06% from 129.25%. For more details on nonperforming loans by segment, see “Loans and Credit Quality” in Note 3 of the Consolidated Financial Statements.

A summary of credit ratios for nonaccrual loans is as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Allowance for credit losses	$8,028	$8,321
Nonaccrual loans	$6,577	$6,438
Nonperforming loans	$6,578	$6,469
Nonperforming assets	$6,578	$6,524
Total loans	$830,717	$822,092

Allowance for credit losses to total loans	0.97%	1.01%
Nonaccrual loans to total loans	0.79%	0.78%
Allowance for credit losses to nonaccrual loans	122.06%	129.25%

Deposits and Other Borrowings

The Company's main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.22 billion and $1.13 billion at September 30, 2024 and December 31, 2023, respectively. Noninterest bearing deposits increased $6.5 million while interest bearing deposits increased $78.5 million. Total deposits increased $85.0 million from the end of 2023, as the Bank was able to attract deposits by offering competitive rates on time deposits.

The Bank participates in the ICS (Insured Cash Sweep) programs and CDARS (Certificate of Deposit Account Registry Service). These programs, ICS for demand and savings and CDARS for certificates of deposit, allow the Bank to accept customer deposits in excess of FDIC limits and through reciprocal agreements with other network participating banks by offering FDIC insurance up to as much as $50 million in deposits. On September 30, 2024 and December 31, 2023, the bank held $97.5 million and $95.5 million in ICS accounts, respectively. The Bank did not hold any customer deposits in CDARS on September 30, 2024, and $258,000 in CDARS accounts on December 31, 2023. On September 30, 2024, 10.98% of the Company’s total deposits were uninsured deposits.

Short-term borrowings

The Company utilizes short-term debt, including Federal funds purchased and FHLB short-term borrowings, to maintain liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt, secured by the Company’s loan portfolio, may take the form of a daily rate variable loan, which acts as a line of credit, or a fixed rate advance, depending on the Company’s needs. As of September 30, 2024, and December 31, 2023, the Company had $15.0 million and $60.0 million of FHLB advances, respectively.

Long-term borrowings

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $6.97 million and $6.93 million at September 30, 2024 and December 31, 2023.

Capital

Banking regulators have established a uniform system to assess capital adequacy for financial institutions, setting minimum capital requirements based on risk-adjusted assets. Failure to meet these minimum requirements can trigger mandatory and possibly additional discretionary regulatory actions, which could materially impact the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must adhere to specific capital guidelines that incorporate quantitative measures of its assets, liabilities, and certain off balance-sheet items, as determined under regulatory accounting practices. Additionally, the Bank’s capital amounts and classification are subject to regulators’ qualitative assessments regarding components, risk weightings, and other factors.

Under the Basel III rules, the Company must maintain a capital conservation buffer above the adequately capitalized risk-based capital ratios, set at 2.50%. As of September 30, 2024, the Company’s capital conservation buffer was 5.23%, compared to 4.58% on December 31, 2023. This buffer is intended to enhance an institution’s financial resilience across economic cycles. Financial institutions are required to maintain this minimum buffer under Basel III final rules to avoid restrictions on capital distributions and certain other payments.

At September 30, 2024, the Bank exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations. The Bank’s common equity Tier 1 and Tier 1 capital ratios were both 12.28%, its total capital ratio was 13.23%; the leverage ratio was 8.20%.

Liquidity

Liquidity represents an institution’s ability to meet current and future financial obligations by either selling or maturing assets or obtaining additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or repricing within one year. The Company also has access to additional liquidity sources, such as borrowing capacity through federal funds lines with several correspondent banks, a line of credit with the FHLB, credit availability at the Federal Reserve Bank, the ability to purchase brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and options for debt and capital issuances. Management believes the Company’s current liquidity position is sufficient to meet depositor requirements and support customers’ credit needs.

The Company’s on-balance sheet asset liquidity includes cash and cash equivalents, unpledged investment securities, and loans held for sale, which totaled $228.3 million at September 30, 2024, up from $178.0 million at December 31, 2023. The Bank had securities with a market value of $210.6 million and $215.6 million pledged to Federal Reserve Bank’s credit programs as of September 30, 2024 and December 31, 2023, respectively. The bank has not utilized these credit programs in 2024 or 2023.

The Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million at September 30, 2024, and December 31, 2023. The Bank has a secured line of credit with the Federal Home Loan Bank (FHLB) with available credit of $150.8 million as of September 30, 2024, and $90.1 million as of December 31, 2023. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank is scheduled to receive $70.7 million from bond paydowns and maturities by the end of 2024 which can be used to fund future loan growth and for other purposes.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Market Risk Management

Market risk refers to the sensitivity of a financial institution’s earnings or the economic value of its capital to unfavorable changes in interest rates, exchange rates, and equity prices. For the Company, the primary component of market risk is interest rate volatility. Fluctuations in interest rates affect the interest income earned on assets and the interest expense paid on liabilities. Rapid changes in short-term interest rates can introduce volatility in net interest income, particularly when there are imbalances in the maturity or repricing schedules of interest-bearing liabilities and interest-earning assets, thereby increasing interest rate risk.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+400 basis points	-4.39%
+ 300 basis points	-3.29%
+ 200 basis points	-2.16%
+ 100 basis points	-1.05%
- 100 basis points	0.43%
- 200 basis points	0.50%
- 300 basis points	-1.11%
- 400 basis points	-3.94%

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

The following table reflects the change in net market value over different rate environments (dollars in thousands):

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	-15.32%
+ 300 basis points	-11.32%
+ 200 basis points	-7.21%
+ 100 basis points	-3.78%
- 100 basis points	1.22%
- 200 basis points	-0.12%
- 300 basis points	-5.55%
- 400 basis points	-5.93%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At September 30, 2024, the Company had $104.0 million in assets repricing than liabilities subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2024. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

The Company’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of the Company’s shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On September 16, 2024, Charles C. Driest, the Company’s Executive Vice President and Chief Experience Officer, adopted a Rule 10b5-1 trading plan. Mr. Driest’s trading plan covers the potential purchase of up to 4,000 shares of the Company’s common stock, and will terminate on December 16, 2026, or an earlier date under certain circumstances specified under the terms of the trading plan, including the completion of all purchases of shares covered by the plan. This trading plan complied with the requirements of Rule 10b5-1(c) under the Exchange Act (the “Rule”) when adopted and the Company’s Insider Trading Policy, was entered into during an open insider trading window, and only permitted transactions upon expiration of the applicable cooling-off period under the Rule. During the quarter ended September 30, 2024, no other director or executive officer of the Company adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Rule 408(e) of Regulation S-K.

Item 6. Exhibits.

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).
104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (included with Exhibit 101).

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

November 14, 2024

