Form 10-K
period 2024-12-31
F&M BANK CORP
filed 2025-03-28
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Commission file number: 0-13273

F&M BANK CORP.
(Exact name of registrant as specified in its charter)

Virginia	54-1280811
State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

P.O. Box 1111, Timberville, Virginia	22853
Address of principal executive offices	Zip Code

(540) 896-8941

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 3,148,592 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2024 was approximately $50,849,761 based on the closing sales price of $16.15 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, plus the F&M Bank Corp. Stock Bonus Plan.

As of the close of business on March 17, 2025, there were 3,529,262 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2025, which the registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof.

PART I

Item 1. Business.

Business

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and VSTitle, LLC (“VST”). VBS Mortgage, LLC (“F&M Mortgage”), is a wholly owned subsidiary of the Bank. The Company dissolved TEB Life Insurance Company (“TEB”) on November 8, 2023. Farmers & Merchants Financial Services, Inc. (“FMFS”) was formerly a wholly owned subsidiary of the Bank. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank. The Company’s and the Bank’s headquarters are located in Timberville, Virginia, and its primary operations centers are located in the Shenandoah Valley of Virginia.

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

Available Information

The Company files annual, quarterly and other reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”). The Company’s filings are available through the SEC’s website at www.sec.gov. More information about the Company can be found at www.fmbankva.com. Except as otherwise expressly stated, the information contained on our website or available by hyperlink from our website is not a part of this report and is not incorporated by reference into this report or any other documents we file with, or furnish to, the SEC.

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

Human Capital

On December 31, 2024, the Bank had 169 full-time equivalent employees. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. No one employee devotes full-time services to F&M Bank Corp. As a financial institution, our ability to attract, develop and retain highly qualified employees is critical to our success. We believe our people provide significant value to our Company and its shareholders.

Regulation and Supervision

General.The operations of the Company and the Bank are subject to extensive federal and state laws and regulations, which apply to bank holding companies, financial holding companies and state member banks of the Federal Reserve System. The common stock of the Company is registered pursuant to and subject to the periodic reporting requirements of the Exchange Act. These include, but are not limited to, the filing of annual, quarterly, and other current reports with the SEC. As an Exchange Act reporting company, the Company is directly affected by the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

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

Payment of Dividends.The Company is a legal entity, separate and distinct from its subsidiaries. A significant portion of the revenues of the Company result from dividends paid to it by the Bank. There are various legal limitations applicable to the payment of dividends by the Bank to the Company. Under the current regulatory guidelines, prior approval from the Federal Reserve Board is required if cash dividends declared in any given year exceed net income for that year, plus retained net profits of the two preceding years. A bank also may not declare a dividend out of or in excess of its net undivided profits without regulatory approval. The payment of dividends by the Bank or the Company may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines.

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

Capital Requirements. The Federal Reserve Board and other federal banking agencies have issued risk-based capital requirements for assessing bank capital adequacy. Virginia chartered banks must also satisfy the capital requirements adopted by the Virginia Bureau of Financial Institutions.

At December 31, 2024, the "Basel III" capital and leverage ratios were as follows:

Ratio	F&M Bank	Minimum Capital Requirement(includes capital conservation buffer)	Minimum To be Well Capitalized Under Prompt Corrective Action Regulations
Common equity Tier 1 (“CET1”)	12.42%	7.00%	6.50%
Tier 1 risk-based capital	12.42%	8.50%	8.00%
Total risk-based capital	13.39%	10.50%	10.00%
Tier 1 leverage	8.23%	4.00%	5.00%

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

Transactions with Affiliates.Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W establish parameters for a bank to conduct “covered transactions” with its affiliates, with the objective of limiting risk to the insured bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those that would be provided to a non-affiliate. The term “covered transaction” includes the making of loans to the affiliate, purchase of assets from the affiliate, issuance of a guaranty on behalf of the affiliate and several other types of transactions.

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

Transactions with Insiders. The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and some affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total deposits equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and principal shareholders of a bank or bank holding company, and their respective affiliates, unless such loan is approved in advance by a majority of the Board of Directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Limits on Incentive Compensation. The Federal Reserve reviews incentive compensation arrangements of bank holding companies such as the Company as part of its regular, risk-focused supervisory process. The federal banking agencies have also issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermine the safety and soundness of banking organizations. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employees incentives that appropriately balance risk and reward and, thus, do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Among other matters, the Economic Growth Act expanded the definition of qualified mortgages which may be held by a financial institution with total consolidated assets of less than $10 billion, exempts community banks from the Volcker Rule, and included additional regulatory relief regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2024 and 2023:

Period	Class of Service	Percentage of Total Revenues
December 31, 2024	Interest and fees on loans held for investment	72.71%
December 31, 2023	Interest and fees on loans held for investment	72.09%

Executive Officers of the Company

Aubrey Michael (Mike) Wilkerson, 66, has served as Chief Executive Officer of the Company and the Bank since April 2023. Prior to that he served as Executive Vice President/Chief Lending Officer from January 2022 to April 2023, and Executive Vice President/Chief Strategy Officer and Northern Shenandoah Valley Market Executive since January 2021. Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982. Mr. Wilkerson’s banking career includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions. From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland and Washington, DC at Wachovia. Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

Barton E. Black, 54, has served as President of the Company and Bank since April 2023. Prior to that he served as Executive Vice President/Chief Operating Officer from June 2020 to April 2023, and as Executive Vice President/Chief Strategy & Risk Officer from March 2019 to May 2020. Prior to joining the Company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

Lisa F. Campbell, 57, has served as Executive Vice President/Chief Financial Officer of the Company and the Bank since October 2022. Prior to joining the Company, she served as Group Vice President and Chief Financial Officer for Fidelity Bancshares N.C., Inc. in Fuquay-Varina, North Carolina from August 2014 to October 2022. Previously, she served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for New Century Bancorp, Inc. in Dunn, North Carolina from March 2000 to August 2014 and as Senior Vice President and Controller for Triangle Bancorp, Inc. in Raleigh, North Carolina from September 1997 to March 2000. Ms. Campbell also worked in public accounting from September 1990 through September 1997.

Charles C. Driest, 47, has served as Executive Vice President/Chief Experience Officer since April 2023. Prior to that he served as Senior Vice President/Director of Digital Banking from January 2022 to April 2023. Prior to joining the company, he served as Senior Vice President, Director of Digital Banking at Essex Bank from July 2017 to January 2022. Mr. Driest holds a Master of Business Administration (MBA) – Finance from St. John’s University.

Paul E. Eberly, 43, has served as Executive Vice President/Chief Development Officer since September 2022, Executive Vice President/Chief Credit Officer from September 2020 until September 2022, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020. He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019. Mr. Eberly has been in the banking and finance industry since 2005.

Melody Emswiler, 51, has served as Executive Vice President/Chief Human Resources Officer since January 2022, Senior Vice President/Human Resources Director from January 2019 to December 2021, Vice President/Director of Human Resources from February 2015 to December 2018, and Assistant Vice President/Human Resources Manager from February 2011 to January 2015. Ms. Emswiler has been in the human resources profession since 1997.

Jason C. Withers, 42, has served as Executive Vice President/Chief Credit Officer since September 2022, and Senior Vice President/Credit Manager from March 2021 to September 2022. Prior to joining the Company, he served as a Senior Credit Analyst at Blue Ridge Bank, from April 2017 to March 2021, and as a Credit Analyst for CresCom Bank from March 2010 to March 2017.

Item 1A. Risk Factors.

Item not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Item not required for non-accelerated filers.

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

Risk Management Personnel

The Information Security Officer has the primary responsibility for managing the Program to identify, assess, manage, and control cybersecurity risk. The Information Security Officer reports directly to the President. The Information Security Officer has approximately 16 years of experience in cybersecurity, information security risk management, identity and access management, security architecture, vulnerability management, threat intelligence, security operations and incident management and response.

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

Item 2. Properties.

The Company owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters are located at 205 South Main Street, Timberville, Virginia 22853. At December 31, 2024, the Bank operated fourteen branches and a dealer finance division in the Shenandoah Valley of Virginia. See Note 1 - Nature of Banking Activities and Significant Accounting Policies and Note 5 - Bank Premises and Equipment and Note 6 - Leases in Notes to the Consolidated Financial Statements for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information on Common Stock, Market Prices and Dividends.

The Company’s Common Stock is quoted on the OTC Markets Group’s OTCQX Market under the symbol “FMBM.”

As of March 12, 2025, the Company had approximately 2,586 shareholders of record.

During 2024 and 2023, the Company declared four quarterly dividends of $0.26 per share for an annual total of $1.04 per share. The Company’s Board of Directors determines the payment of dividends based on a number of factors, including the Company’s historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions, statutory and regulatory prohibitions and other limitations, the terms of contractual arrangements that restrict the ability to pay cash dividends, general economic conditions, and other factors deemed relevant by our Board of Directors. The Company is not obligated to pay dividends on its common stock, and is subject to certain regulatory restrictions on paying dividends.

Because the Company is a financial holding company and does not engage directly in business activities of a material nature, the ability to pay dividends to shareholders depends, in large part, upon the receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2024 are set forth in Note 21 - Parent Company Financial Information in Notes to Consolidated Financial Statements.

There were no repurchases of the Company's common stock during 2024.

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the S&P U.S. BMI Banks Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2019, and the reinvestment of dividends.

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

14

•

Our potential growth, including our entrance or expansion into new markets, the need for sufficient capital to support that growth, difficulties or disruptions expanding into new markets or integrating the operations of acquired branches or business, and the inability to obtain the expected benefits of such growth;

•	Changing trends in customer profiles and behavior;
•	Our exposure to operational risk;
•	Reliance on our management team including our ability to attract and retain key personnel;
•	Our ability to raise capital as needed by our business;
•	Changes in laws, regulations and the policies of federal or state regulators and agencies;
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

•	The occurrence of significant natural disasters, including severe weather conditions, floods, health related issues, and other catastrophic events;
•	The Company’s potential exposure to fraud, negligence, computer theft, and cyber-crime;
•	Other factors identified in reports the Company files with the SEC from time to time; and
•	Other circumstances, many of which are beyond our control.

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

Lending Policies

Credit Policies

The principal risk associated with each of the segments of loans in our portfolio is the creditworthiness of our borrowers. Within each segment, such risk is increased or decreased, depending on prevailing economic conditions. To manage the risk, the Bank’s Credit Administration Department ensures that the underwriting process follows the written policies and procedures approved by the Board of Directors. The loan policy gives loan amount approval limits to individual loan officers based on their position and level of experience and to our loan committees based on the size of the lending relationship. The risk associated with real estate and construction loans, commercial loans and consumer loans varies, based on market employment levels, fluctuations in the value of real estate and other conditions that affect the ability of borrowers to repay indebtedness. The risk associated with real estate construction loans varies, based on the supply and demand for the type of real estate under construction.

The Bank has a loan review process to monitor and manage the portfolio, identify concentrations and credit deterioration, establish loss exposure and assess compliance with the loan policy.

The Bank uses a management loan committee and a directors’ loan committee to approve loans. The management loan committee consists of members of senior management, credit administration and senior lenders; the directors’ loan committee consists of  six directors appointed by the Board of Directors. Both committees approve new, renewed and or modified loans that exceed individual officer loan authorities. The directors’ loan committee also reviews any changes to the lending policies, which are then approved by the Board of Directors.

Construction and Development Lending

The Bank makes construction loans, primarily residential, and land acquisition and development loans. The residential construction loans are secured by residential houses under construction and the underlying land for which the loan was obtained. The land acquisition and development loans are secured by the land for which the loan was obtained. The average life of a construction loan is approximately 12 months, and it is typically re-priced as the prime rate of interest changes. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced upon the security of the land or home under construction, which value is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate the risks associated with construction lending, loan amounts are limited to 75% to 90% of appraised value, in addition to analyzing the creditworthiness of the borrower. In addition, a first lien on the property is obtained as security for construction loans and typically requires personal guarantees from the borrower’s principal owners. The Bank further mitigates risk by advancing funds for the construction in increments based on the progress of construction.

Commercial Real Estate Lending

Commercial real estate loans are secured by various types of commercial real estate in our market area, including multi-family residential buildings, commercial buildings and offices, shopping centers and churches. Commercial real estate lending entails significant additional risks compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy in general. The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation; as well as an evaluation of the location of the property securing the loan and personal guarantees or endorsements of the borrower’s principal owners.

Commercial & Industrial – Non-Real Estate

Business loans generally have a higher degree of risk than residential mortgage loans but have higher yields. To manage these risks, the Bank obtains appropriate collateral and personal guarantees from the borrower’s principal owners and monitors the financial condition of business borrowers. Residential mortgage loans generally are made based on the borrower’s ability to repay from employment and other income and are secured by real estate whose value tends to be readily ascertainable. In contrast, business loans typically are made based on the borrower’s ability to make repayment from cash flow from its business and are secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of business loans is substantially dependent on the success of the business itself. Furthermore, the collateral for business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within the statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change.

Allowance for Credit Losses

The allowance for credit losses represents our estimate of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and projections including reasonable and supportable forecasts. It is a valuation account that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial asset. Financial assets are charged-off against the allowance when management believes the uncollectibility of a financial asset is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company’s loan portfolio is the largest financial asset that is in scope of this critical accounting estimate. Determining the amount of the allowance for credit losses is considered a critical accounting estimate, because it is based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts, and prepayment experience as related to credit contractual terms. Management estimates the allowance balance using relevant available information from internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses; adjustments to historical loss information are made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, and delinquency levels, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. The model methodology used for funded credits, along with taking into consideration the probability of drawdowns or funding on unfunded commitments and whether such commitments are irrevocable or not by the Company, is how the Company determines the allowance for credit losses for unfunded commitments. These evaluations are conducted at least quarterly and more frequently, if deemed necessary.

The Company’s allowance model uses a remaining life or weighted average remaining maturity method with the portfolio segmented by federal call codes. Management considers the national unemployment rate, national gross domestic product, and the core inflation index as external economic variables in developing the allowance and utilizes economic projections published by The Federal Reserve Bank of St. Louis for reasonable and supportable forecasts. The Company uses a reasonable and supportable period forecast period of 12 months. The qualitative estimate of the allowance for credit losses on loans (“ACLL”) is sensitive to these forecasts as economic conditions are the most influential qualitative factor. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. See Note 1 – Nature of Banking Activities and Significant Accounting Policies in Notes to the Consolidated Financial Statements for additional information concerning the determination of the allowance for credit losses on loans.

Summary of Selected Financial Data (Dollars in thousands, except per share data)
	2024	2023
Selected Income Statement Data:
Interest and dividend income	$64,483	$56,411
Interest expense	30,551	24,706
Net interest income	33,932	31,705
Provision for credit losses	2,343	1,025
Net interest income after provision for credit losses	31,589	30,680
Noninterest income	10,766	10,117
Noninterest expenses	34,432	38,772
Income before income taxes	7,923	2,025
Income tax expense (benefit)	638	(746)
Net income	$7,285	$2,771

Selected Performance Ratios:
Return on average assets[1]	0.55%	0.22%
Return on average equity[1]	8.86%	3.87%
Net interest spread	2.76%	2.68%
Net interest margin	2.77%	2.70%
Non-interest income to average assets	0.82%	0.80%
Non-interest expense to average assets	2.62%	3.06%

Per Common Share Data:
Net income (basic and diluted)	$2.07	$0.80
Book value per common share	24.43	22.47

Selected Balance Sheet Data:
Assets	$1,302,011	$1,294,596
Loans held for sale	2,283	1,119
Loans held for investment	839,949	822,092
Allowance for credit losses	8,129	8,321
Deposits	1,195,105	1,133,236
Borrowings	6,975	66,932
Shareholders’ equity	86,138	78,323
Average common shares outstanding (basic and diluted)	3,512,427	3,476,326

Asset Quality Ratios:
Nonperforming loans to total loans[3]	0.84%	0.79%
Allowance for credit losses to loans[2]	0.97%	1.01%
Allowance for credit losses to nonperforming loans	114.87%	128.63%
Nonperforming assets to total assets[4]	0.54%	0.50%
Net charge-offs to average loans[3]	0.31%	0.19%

Capital Ratios (Bank only):
Leverage	8.23%	8.13%
Risk-based capital ratios:
Total capital	12.42%	11.68%
Tier 1 capital	12.42%	11.68%
Common equity tier 1 capital	13.39%	12.58%

[1]	Ratios are primarily based on daily average balances.
[2]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
[3]	Calculated based on 90 day past due loans and non-accrual loans to Total Loans.
[4]	Calculated based on 90 day past due loans, non-accrual loans and OREO to Total Assets.

Results of Operations

Net Income

Net income for 2024 was $7.3 million, an increase of $4.5 million or 162.90% from 2023’s net income of $2.8 million. Basic and diluted earnings per share were $2.07 and $0.80 for 2024 and 2023, respectively. The increase in net income for 2024 was the result of an increase in net interest income of $2.2 million coupled with a decrease in noninterest expense of $4.3 million.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Some factors reflected within this measurement include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, was 0.55% and 0.22% for 2024 and 2023, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 8.86% and 3.87% for 2024 and 2023, respectively.

Net Interest Income and Net Interest Margin

Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest income was $33.9 million for 2024 and $31.7 million for 2023, which represents an increase of $2.2 million or 7.02%. Total interest income was $64.5 million for 2024 and $56.4 million for 2023, which represents an increase of $8.1 million or 14.31% for 2024. Total interest expense was $30.6 million for 2024 and $24.7 million for 2023, which represents an increase of $5.8 million or 23.66% in 2024. The increase in total interest income, total interest expense and net interest income during 2024 was driven by the growth in interest-earning assets, interest-bearing liabilities and the repricing of assets and liabilities into higher rates.

The net interest margin increased 7 basis points from 2.70% for 2023 to 2.77% for 2024. The net interest margin is calculated by dividing net interest income by total average earning assets. Higher loan balances and the repricing of adjustable-rate loans contributed to an increase of $6.8 million in loan interest income, and income from cash and securities increased $1.2 million due to higher average balances of federal funds sold in 2024. As a result, the yield on earning assets increased by 46 basis points to 5.27%.

Higher rates paid on time deposits coupled with growth in that deposit category resulted in an increase of $7.0 million in deposit interest expense. The increase in deposit interest expense was offset by lower interest expense on short-term borrowings, which declined by $1.2 million due to the gradual paydown of Federal Home Loan Bank (“FHLB”) advances during the year. The cost of funds for the year was 2.51%, which was 38 basis points higher than 2023.

The table titled “Consolidated Average Balances, Yields and Rates” displays the composition of interest earning assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2024 and 2023.

Consolidated Average Balances, Yields and Rates (dollars in thousands)1

	2024			2023
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans held for investment[2,4]	$826,365	$54,715	6.62%	$778,732	$47,957	6.16%
Loans held for sale	3,057	162	5.30%	2,856	88	3.08%
Federal funds sold	29,213	1,513	5.18%	4,800	246	5.13%
Interest bearing deposits in banks and other investments	6,057	470	7.76%	5,680	391	6.88%

Investment securities[3]
Taxable	341,909	7,205	2.11%	371,916	7,413	1.99%
Tax exempt	16,207	418	2.58%	10,020	316	3.15%
Total investment securities	358,116	7,623	2.13%	381,936	7,729	2.02%

Total earning assets	1,222,808	64,483	5.27%	1,174,004	56,411	4.81%

Allowance for credit losses	(8,111)			(8,570)
Nonearning assets	99,497			99,572
Total assets	$1,314,194			$1,265,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$136,894	$2,455	1.79%	$166,730	$3,163	1.90%
Savings	488,180	12,965	2.66%	508,354	13,433	2.64%
Time deposits	288,271	12,805	4.44%	163,999	4,622	2.82%
Total interest-bearing deposits	913,345	28,225	3.09%	839,083	21,218	2.53%

Federal funds purchased	207	8	3.86%	755	42	5.56%
Short‑term debt	33,730	1,855	5.50%	58,430	2,987	5.11%
Long-term debt	6,953	463	6.66%	6,910	459	6.64%
Total interest-bearing liabilities	954,235	30,551	3.20%	905,178	24,706	2.73%

Noninterest bearing deposits	263,002			256,218
Other liabilities	14,689			31,997
Total liabilities	1,231,926			1,193,393
Shareholders’ equity	82,268			71,613
Total liabilities and shareholders’ equity	$1,314,194			$1,265,006

Net interest earnings		$33,932			$31,705

Net yield on interest earning assets (NIM)			2.77%			2.70%

[1]	Tax exempt income is not significant and has been treated as fully taxable.
[2]	Interest income on loans includes loan fees.
[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
[4]	Includes nonaccrual loans.

Volume and Rate Analysis

Changes in the cost of funds attributable to rate and volume variances are reflected in the following table (dollars in thousands), which illustrates the effect of changes in interest income and interest expense, and distinguishes between the changes resulting from the increases or decreases in the outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes resulting from increases or decreases in average interest rates on such assets and liabilities (rate). Changes related to both volume and rate have been allocated proportionally.

	2024 Compared to 2023
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Change

Interest income
Loans held for investment	$2,934	$3,824	$6,758
Loans held for sale	6	68	74
Federal funds sold	1,252	15	1,267
Interest bearing deposits in banks and other investments	26	53	79
Investment securities:
Taxable	(597)	389	(208)
Tax exempt	195	(93)	102
Total Interest Income	3,816	4,256	8,072

Interest expense
Deposits:
Demand - interest bearing	(567)	(141)	(708)
Savings	(533)	65	(468)
Time deposits	3,504	4,679	8,183

Federal funds purchased	(30)	(4)	(34)
Short-term debt	(1,262)	130	(1,132)
Long-term debt	3	1	4
Total Interest Expense	1,115	4,730	5,845
Net Interest Income	$2,701	$(474)	$2,227

Provision for Credit Losses

The provision for credit losses totaled $2.3 million in 2024, compared to a provision for credit losses of $1.0 million for 2023. The provision comprised a $2.4 million provision for credit losses on loans and a $43 thousand recovery of provision for credit losses on unfunded commitments. The provision for credit losses in 2024 increased primarily due to historical credit loss trends and qualitative factor adjustments for changes in the future economic forecasts impacting the automobile segment. This increase was partially offset by a reduction in the provision for individually evaluated 1-4 family construction and owner-occupied commercial real estate loans, which either paid down, experienced collateral improvement, or transitioned to other real estate owned (“OREO”).

Noninterest Income

The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2024 vs. 2023
	2024	2023	Amount	Percent
Service charges on deposit accounts	$1,193	$1,029	$164	15.94%
Wealth management income	2,181	1,722	459	26.66%
Mortgage banking income	2,490	1,973	517	26.20%
Title insurance income	1,489	1,334	155	11.62%
Income on bank owned life insurance	750	1,160	(410)	(35.34)%
Low-income housing partnership losses	(786)	(821)	35	(4.26)%
ATM and check card fees	3,101	3,021	80	2.65%
Gain on sale of limited partnership investment	-	232	(232)	(100.00)%
Other operating income	348	467	(119)	(25.48)%
Total	$10,766	$10,117	$649	6.41%

Noninterest income increased by $649 thousand, or 6.41% for the year ended December 31, 2024, compared to December 31, 2023. The increase was primarily driven by increases in wealth management and mortgage banking income. Wealth management income increased by $459,000 due to new client referrals and the wealth management team’s proactive business development strategy to meet with existing clients and conduct relationship reviews. This resulted in increasing assets under management for existing clients and the acquisition of new relationships. Higher production boosted mortgage banking income which grew by $517,000. These increases were partially offset by decreases in one-time gains received in 2023 for bank owned life insurance and a milestone gain on sale of a limited partnership investment.

Noninterest Expense

The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2024 vs. 2023
	2024	2023	Amount	Percent
Salaries	$15,393	$18,890	$(3,497)	(18.51)%
Employee benefits	2,966	4,112	(1,146)	(27.87)%
Occupancy expense	1,544	1,417	127	8.96%
Equipment expense	1,310	1,285	25	1.95%
FDIC assessment	1,041	790	251	31.77%
OREO expense	(21)	-	(21)	-
Advertising expense	608	963	(355)	(36.86)%
Legal and professional fees	1,784	1,667	117	7.02%
ATM and check card fees	1,130	1,259	(129)	(10.25)%
Data processing fees	3,291	2,914	377	12.94%
Directors fees	446	530	(84)	(15.85)%
Bank franchise tax	779	636	143	22.48%
Other operating expenses	4,161	4,309	(148)	(3.43)%
Total	$34,432	$38,772	$(4,340)	(11.19)%

Noninterest expense decreased 11.19% for the year ended December 31, 2024, compared to December 31, 2023. Salaries decreased $3.5 million, or 18.51%, for the year ended December 31, 2024 due to cost savings from a voluntary early retirement program at the end of 2023. Employee benefits also decreased for the year ended December 31, 2024 due to the voluntary early retirement program in 2023, combined with gains in the Company’s pension plan and lower than expected health insurance claims.

FDIC assessment and bank franchise taxes increased in 2024 reflecting the increase in total deposits; data processing fees increased as new technology enhancements were added to enhance customer experience with products and improve operating processes. These increases were offset by decreases in advertising, ATM and check card fees, and directors fees. Advertising expenses decreased due to one-time milestone events held in 2023, ATM and check card fees decreased due to lowered contract fees and incentives received, and directors fees decreased as a result of a subsidiary discontinuing a separate board of directors.

Income Tax Expense (Benefit)

Income tax expense was $638 thousand for the year ended December 31, 2024, an increase of $1.4 million from the tax benefit for the year ended December 31, 2023. These amounts correspond to an effective tax rate of 8.05% and (36.84)% for 2024 and 2023, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 8 – Other Assets in Notes to the Consolidated Financial Statements. The effective tax rate is also impacted by tax-exempt income on investment securities and bank owned life insurance. Note 18 – Income Tax Expense (Benefit) in Notes to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense (benefit) during 2024 and 2023.

Analysis of Financial Condition

Assets increased by $7.4 million to $1.30 billion as of December 31, 2024, compared to $1.29 billion as of December 31, 2023. The increase in assets was primarily due to an increase in loans of $17.9 million and federal funds sold of $33.8 million, which was offset by a decrease of $41.0 million in the balance of our securities portfolio due to paydowns and maturities partially offset by an increase in fair value. The securities portfolio totaled $327.7 million at December 31, 2024, compared to $368.7 million at December 31, 2023. Deposits increased by $61.9 million and totaled $1.20 billion at December 31, 2024, compared to $1.13 billion at December 31, 2023. Short-term debt of $60.0 million was paid off in 2024. Long-term debt increased $43 thousand to $6.98 million as of December 31, 2024, compared to $6.93 million at December 31, 2023 due to the amortization of debt issuance costs.

Investment Securities

Our investment policy is established and reviewed annually by the Board of Directors. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, time deposits of federally insured institutions, subordinated debt of other financial institutions, equity securities, certain bankers’ acceptances and federal funds. Our securities are all classified as available-for-sale (“AFS”).

Our investments provide a source of liquidity because we can pledge them to support borrowed funds or can liquidate them to generate cash proceeds. Our investment portfolio is also a resource in managing interest rate risk because the maturity and interest rate characteristics of this asset class can be modified to match changes in the loan and deposit portfolios. The majority of our AFS investment portfolio consists of obligations of states and municipalities and residential mortgage-backed securities.

For the year ended December 31, 2024, unrealized losses on our holdings declined compared to December 31, 2023, resulting in an increase in the fair value of the portfolio. However, this increase was offset by maturities and paydowns on mortgage-backed securities, leading to a reduction in the portfolio from $368.7 million as of December 31, 2023, to $327.7 million as of December 31, 2024. Note 2 – Securities in Notes to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2024 and 2023.

The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. The Company did not sell any securities within the investment portfolio for the years ended December 31, 2024 or 2023. For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

Maturity Distribution and Yields of Securities

The investment maturity table below summarizes contractual maturities for our investment securities at December 31, 2024. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	One Year		One to		Five to		After
	Or Less		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Securities AFS:
U.S. Treasuries	$4,980	2.67%	$13,634	1.00%	$-	-	$-	-	$18,614	1.45%
U.S. Government agencies	14,954	1.44%	46,192	1.43%	6,579	1.84%	-	-	67,725	1.47%
Municipal securities	14,875	1.62%	4,819	1.70%	6,100	2.04%	12,413	2.79%	38,207	2.08%
Mortgage-backed securities	3,782	1.56%	24,452	2.27%	18,546	0.41%	128,169	2.61%	174,949	2.31%
Corporate debt securities	-	-	-	-	28,175	4.08%	-	-	28,175	4.08%
Total	$38,591	1.68%	$89,097	1.61%	$59,400	2.48%	$140,582	2.63%	$327,670	2.13%

Loan Portfolio

The Bank is an active lender with a diverse loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans, and home equity loans. The Bank’s lending activity is concentrated on individuals, and small and medium-sized businesses primarily in its market areas. Additional discussion on the segments of loans the Company originates and related risks is included in Note 1 - Nature of Banking Activities and Significant Accounting Policies and Note 3 - Loans and Credit Quality in Notes to Consolidated Financial Statements.

Our primary source of income is derived from interest earned on loans. The loan portfolio, excluding the allowance for credit losses, or ACL, increased $17.9 million, or 2.17%, from $822.1 million at December 31, 2023 to $839.9 million at December 31, 2024. Loan growth in 2024 was primarily driven by consumer real estate, commercial construction, and commercial and industrial lending. The bank continues to expand organically by serving customers within its market and has also strengthened its portfolio by purchasing consumer real estate loans originated by its mortgage subsidiary. This growth was partially offset by a decline in the automobile loan portfolio, as the Bank tightened credit standards for indirect consumer lending.

The following table shows the maturity distribution for total loans outstanding as of December 31, 2024.  The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	December 31, 2024
	Within 1 Year		1 Year to 5 Years		5 Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
1-4 Family residential construction	$12,037	$467	$8,677	$3,131	$-	$790	$-	$-	$25,102
Other construction, land development and land	1,983	22,346	7,600	14,097	2,085	9,229	23	845	58,208
Secured by farmland	-	29,525	20	25,872	6,219	23,479	-	901	86,016
Home equity – open end	4	2,680	-	6,871	-	39,781	-	206	49,542
Real Estate	13	26,864	2,323	81,878	1,245	96,662	3,690	406	213,081
Home equity – closed end	9	1,015	192	2,271	2,274	376	-	-	6,137
Multifamily	-	1,024	-	6,769	-	3,011	-	-	10,804
Owner-occupied commercial real estate	678	21,972	91	29,064	6,197	25,929	-	2,238	86,169
Other commercial real estate	-	41,982	7,951	32,298	6,741	9,217	-	-	98,189
Agricultural loans	1,441	2,206	4,258	6,744	2,346	933	-	-	17,928
Commercial and industrial	7,333	12,641	18,091	11,218	10,751	4,867	-	-	64,901
Credit cards	3,524	-	-	-	-	-	-	-	3,524
Automobile loans	1,490	-	41,988	-	60,793	-	-	-	104,271
Other consumer loans	501	1,021	7,024	429	2,940	-	-	-	11,915
Municipal loans	-	244	699	294	601	3,063	-	-	4,901
Less: Deferred loan fees, net of costs	-	-	-	-	-	-	-	-	(739)
Total	$29,013	$163,987	$98,914	$220,936	$102,192	$217,337	$3,713	$4,596	$839,949

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for credit losses. Management classifies non-performing assets as non-accrual loans, loans 90 days or more past due and still accruing, and OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had $77 thousand and $55 thousand in assets classified as OREO at December 31, 2024 and 2023, respectively.

There were $7.2 million in total non-performing assets at December 31, 2024. This is an increase of $630 thousand when compared to the December 31, 2023 balance of $6.5 million. This increase resulted primarily from an increase in nonaccrual loans. In 2024, four loans were added to nonaccrual status due to delinquent payments in the following segments: owner occupied commercial real estate, other commercial real estate, agricultural loans, and commercial and industrial loans.  These additions were offset by a 1-4 family construction loan moving to OREO, a loan secured by farmland being paid in full, a loan secured by farmland and a loan in owner occupied commercial real estate paying down, and a loan in other construction and land development returning to accrual status.

Nonperforming Assets and Credit Ratios

(dollars in thousands):

	December 31,
	2024	2023
Nonaccrual loans	$7,045	$6,438
Loans past due 90 days and accruing interest	32	31
Total nonperforming loans	7,077	6,469

Other real estate owned	77	55
Total nonperforming assets	$7,154	$6,524

Allowance for credit losses	$8,129	$8,321

Total Loans	$839,949	$822,092

Ratios:
Allowance for credit losses to Total Loans	0.97%	1.01%
Allowance for credit losses to Total nonperforming assets	113.63%	127.54%
Allowance for credit losses to Nonaccrual loans	115.39%	129.25%
Nonaccrual Loans to Total Loans	0.84%	0.78%

Analysis of Allowance for Credit Losses on Loans

Refer to the discussion in “Critical Accounting Policies” and Note 1 - Nature of Banking Activities and Significant Accounting Policies in Notes to Consolidated Financial Statements for management’s methodology to estimate the allowance for credit losses.

The Company maintains the allowance for credit losses on loans at a level deemed adequate by management for expected credit losses. Management evaluates the adequacy of the allowance for credit losses on loans utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experience, trends in delinquencies, non-performing loans and other risk assets, and other qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.

For the year ended December 31, 2024, net charge-offs of loans totaled $2.6 million or 0.31% of average loans held for investment, compared to net charge-offs of $1.5 million or 0.19% for the year ended December 31, 2023. A majority of the charge-offs in 2024 and 2023 related to the Company’s indirect automobile lending.

The provision for credit losses, including the recovery for unfunded commitments, was $2.3 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively. The provision for credit losses in 2024 reflects $17.9 million in loan growth, coupled with $1.9 million in net charge offs in the automobile segment. Additionally, management adjusted qualitative factors in the model methodology for economic conditions based on changes in the economic forecast during the year, changes in loan volume, and changes in past due trends. The provision for 2023 was primarily due to loan growth of $78.5 million and charge-offs in the automobile portfolio.

The provision for credit losses includes a recovery of $43 thousand and $57 thousand on the reserve for unfunded commitments for the years ended December 31, 2024 and 2023, respectively. The provision for credit losses on loans and for unfunded commitments net together as reflected in the provision for credit losses on the consolidated statements of income.  See Note 4 - Allowance for Credit Losses in Notes to Consolidated Financial Statements for a summary of the activity in the allowance for credit losses for years ended December 31, 2024 and 2023.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Years Ended December 31,
	2024			2023
	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding
1-4 Family residential construction	$362	$27,378	1.32%	$69	$32,404	0.21%
Other construction, land development and land	(69)	56,184	-0.12%	-	46,888	-
Secured by farmland	-	82,972	-	-	81,080	-
Home equity – open end	(26)	46,649	-0.06%	(3)	46,050	-0.01%
Real estate	(5)	205,828	0.00%	17	191,722	0.01%
Home Equity – closed end	-	6,222	-	-	4,945	-
Multifamily	-	10,859	-	-	8,230	-
Owner-occupied commercial real estate	-	88,737	-	-	92,099	-
Other commercial real estate	-	100,127	-	-	104,189	-
Agricultural loans	-	16,215	-	-	13,852	-
Commercial and industrial	259	53,839	0.48%	31	45,806	0.07%
Credit Cards	-	3,210	0.00%	32	3,284	0.97%
Automobile loans	1,932	114,152	1.69%	1,290	123,453	1.04%
Other consumer loans	125	12,366	1.01%	38	14,763	0.26%
Municipal loans	-	5,265	-	-	5,735	-
Total	$2,578	$830,003	0.31%	$1,474	$814,496	0.18%

(1) Averages as disclosed are based on the outstanding balances of the loans in each segment. These averages do no include net deferred costs and premiums.

Allocation of Allowance for Credit Losses on Loans

(dollars in thousands)

	December 31, 2024		December 31, 2023
	Allowance for Credit Losses on loans	Percent of Loans in Segment to Total Loans	Allowance for Credit Losses on loans	Percent of Loans in Segment to Total Loans
1-4 Family residential construction	$258	2.99%	$714	3.71%
Other construction, land development and land	1,551	6.92%	1,287	5.80%
Secured by farmland	946	10.23%	815	9.92%
Home equity – open end	197	5.89%	180	5.56%
Real estate	606	25.35%	810	24.39%
Home Equity – closed end	99	0.73%	77	0.59%
Multifamily	190	1.29%	181	1.00%
Owner-occupied commercial real estate	809	10.25%	1,221	11.23%
Other commercial real estate	105	11.68%	166	12.90%
Agricultural loans	27	2.13%	20	1.75%
Commercial and industrial	982	7.72%	1,034	5.39%
Credit Cards	87	0.42%	81	0.40%
Automobile loans	1,956	12.40%	1,443	14.94%
Other consumer loans	301	1.42%	292	1.75%
Municipal loans	15	0.58%	-	0.68%
Total	$8,129	100.00%	$8,321	100.00%

Deposits

Core deposits are the Company’s primary source of funding. Demand deposits, money market accounts, savings accounts, and time deposits provide a source of fee income and opportunities to build customer relationships. Total deposits were $1.2 billion and $1.1 billion at December 31, 2024 and 2023, respectively, which represents an increase of $61.9 million or 5.46% during 2024. There was a shift in deposit mix when comparing the periods. At December 31, 2024, there was a decrease in noninterest bearing demand, interest checking, and savings accounts, coupled with an increase in time deposits compared to December 31, 2023.

The following table shows the average deposit balances and average rates paid for 2024 and 2023 (dollars in thousands).

	December 31, 2024		December 31, 2023
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$260,301	21.8%	$264,254	23.3%
Interest Checking	138,919	11.6%	153,308	13.5%
Savings Accounts	497,577	41.6%	501,151	44.2%
Time Deposits	298,308	25.0%	214,523	18.9%
Total deposits	$1,195,105		$1,133,236

The following table includes the average deposits and average rates paid for 2024 and 2023 (dollars in thousands).

	December 31, 2024		December 31, 2023
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing	$263,002	-	$256,218	-
Interest-bearing:
Interest Checking	$136,894	1.79%	$166,730	1.90%
Savings Accounts	488,180	2.66%	508,354	2.64%
Time Deposits	288,271	4.44%	163,999	2.82%
Total interest-bearing deposits	913,345	3.09%	839,083	2.53%
Total average deposits	$1,176,347	2.40%	$1,095,301	1.94%

Total uninsured deposits in excess of $250 thousand were $131.8 million and $131.9 million at December 31, 2024 and 2023, respectively.

The following table sets forth maturity ranges of time deposits, as of December 31, 2024, that meet or exceed the FDIC insurance limit (in thousands).

Maturity period:	December 31, 2024
3 months or less	$28,492
Over 3 months through 6 months	12,971
Over 6 months through 12 months	16,135
Over 12 months	-
Total	$57,598

Borrowings

In 2024 the Company used proceeds from investment maturities to pay off short-term debt which consisted of Federal Home Loan Bank (“FHLB”) advances. Long-term debt increased from $6.9 million at December 31, 2023 to $7.0 million at December 31, 2023 and consists solely of subordinated debt. See Note 10 - Short-Term Debt and Note 11 - Long-Term Debt in Notes to the Consolidated Financial Statements for a discussion of the rates, terms, and conversion features on these advances.

Shareholders’ Equity

Total Shareholders’ Equity increased by $7.8 million to $86.1 million due to net income of $7.3 million and other comprehensive income of $3.6 million, offset by dividends to shareholders of $3.6 million. Other comprehensive income includes a $4.0 million improvement in unrealized losses in the bond portfolio and a $315 thousand adjustment to the pension liability.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	-9.93%
+ 300 basis points	-7.38%
+ 200 basis points	-4.76%
+ 100 basis points	-2.28%
- 100 basis points	1.89%
-200 basis points	3.14%
-300 basis points	3.79%
-400 basis points	1.80%

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

The following table reflects the change in net economic value over different rate environments:

Change in Prime Rate	% Change in Net Economic Value
+400 basis points	-20.65%
+ 300 basis points	-15.73%
+ 200 basis points	-10.40%
+ 100 basis points	-5.04%
- 100 basis points	3.63%
-200 basis points	4.51%
-300 basis points	2.87%
-400 basis points	-2.32%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At December 31, 2024, the Company had $157.9 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, credit availability at the Federal Reserve Bank, the purchase of brokered certificates of deposit, corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Deposits have remained a steady source of liquidity from 2023 to 2024. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of December 31, 2024, liquid assets totaled $95.6 million, or 7.3% of total assets, and liquid earning assets totaled $76.4 million, or 5.9% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $69.8 million from bond paydowns and maturities by the end of 2025 which can be used to fund future loan growth and for other purposes.

In 2024 the Bank pledged investment securities with a par value totaling $131.3 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during 2024. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million at December 31, 2024, and December 31, 2023. The Bank also has a secured line of credit with the FHLB with available credit of $172.7 million and $90.1 million as of December 31, 2024, and December 31, 2023, respectively. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

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

Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not required to comply with Basel III on a parent-only basis. As of December 31, 2024, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules. The Company currently expects to continue to exceed required minimum capital ratios. See Note 15 - Regulatory Matters in Notes to Consolidated Financial Statements for more information regarding the Company’s and its subsidiary bank’s capital ratios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F&M Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of F&M Bank Corp. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Allowance for Credit Losses (ACL) – Loans Collectively Evaluated for Credit Losses

Description of the Matter

As discussed in Note 1 (Nature of Banking Activities and Significant Accounting Policies) and Note 4 (Allowance for Credit Losses) to the consolidated financial statements, the allowance for credit losses on loans (ACLL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $8.07 million of the total recorded ACLL of $8.13 million as of December 31, 2024. The collectively evaluated ACLL consists of quantitative and qualitative components.

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

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies and procedures; the nature and volume of the portfolio; experience, depth, and ability of lending management; the volume and severity of delinquencies and adversely classified loan balances; concentrations of credit; the value of underlying collateral; forecasted economic conditions; the quality of the loan review system; and legal or regulatory requirements. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Roanoke, Virginia

March 28, 2025

F & M Bank Corp.

Consolidated Balance Sheets (dollars in thousands)

As of December 31, 2024 and 2023

	2024	2023
Assets
Cash and due from banks	$19,139	$19,790
Money market funds and interest-bearing deposits in other banks	298	178
Federal funds sold	37,524	3,749
Cash and cash equivalents	56,961	23,717

Securities:
Available for sale, at fair value	327,670	368,674
Other investments, at cost	2,869	5,535

Loans held for sale, at fair value	2,283	1,119

Loans held for investment, net of deferred fees and costs	839,949	822,092
Less: allowance for credit losses	(8,129)	(8,321)
Net loans held for investment	831,820	813,771

Bank premises and equipment, net	22,192	23,656
Other real estate owned	77	55
Interest receivable	4,939	5,034
Goodwill	3,082	3,082
Bank owned life insurance	23,607	22,878
Deferred tax asset, net	9,465	10,141
Assets held for sale	356	-
Other assets	16,690	16,934
Total Assets	$1,302,011	$1,294,596

Liabilities
Deposits:
Noninterest bearing	$260,301	$264,254
Interest bearing	934,804	868,982
Total deposits	1,195,105	1,133,236

Short-term debt	-	60,000
Long-term debt	6,975	6,932
Other liabilities	13,793	16,105
Total Liabilities	1,215,873	1,216,273

Commitments and contingencies

Shareholders’ Equity
Common stock $5 par value, 6,000,000 shares authorized, 3,525,649 (2024) and 3,485,570 (2023) shares issued and outstanding	17,383	17,263
Additional paid in capital	11,463	11,043
Retained earnings	84,669	81,034
Accumulated other comprehensive loss	(27,377)	(31,017)
Total Shareholders’ Equity	86,138	78,323
Total Liabilities and Shareholders’ Equity	$1,302,011	$1,294,596

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Income (dollars in thousands, except per share data)

For the years ended 2024 and 2023

	2024	2023
Interest and Dividend Income
Interest and fees on loans held for investment	$54,715	$47,957
Interest from loans held for sale	162	88
Interest from money market funds and federal funds sold	1,513	246
Interest and dividends on interest bearing deposits and other investments	470	391
Interest from debt securities	7,623	7,729
Total interest and dividend income	64,483	56,411

Interest Expense
Total interest on deposits	28,225	21,218
Interest from short-term debt	1,863	3,029
Interest from long-term debt	463	459
Total interest expense	30,551	24,706

Net Interest Income	33,932	31,705

Provision for Credit Losses	2,343	1,025
Net Interest Income After Provision for Credit Losses	31,589	30,680

Noninterest Income
Service charges on deposit accounts	1,193	1,029
Wealth management income	2,181	1,722
Mortgage banking income	2,490	1,973
Title insurance income	1,489	1,334
Income on bank owned life insurance	750	1,160
Low-income housing partnership losses	(786)	(821)
ATM and check card fees	3,101	3,021
Gain on sale of limited partnership investment	-	232
Other operating income	348	467
Total noninterest income	10,766	10,117

Noninterest Expense
Salaries	15,393	18,890
Employee benefits	2,966	4,112
Occupancy expense	1,544	1,417
Equipment expense	1,310	1,285
FDIC assessment	1,041	790
OREO expense	(21)	-
Advertising expense	608	963
Legal and professional expense	1,784	1,667
ATM and check card fees	1,130	1,259
Data processing fees	3,291	2,914
Directors’ fees	446	530
Bank franchise tax	779	636
Other operating expenses	4,161	4,309
Total noninterest expense	34,432	38,772

Income before income taxes	7,923	2,025
Income tax expense (benefit)	638	(746)
Net income	$7,285	$2,771

Per Common Share Data
Net income (basic and diluted)	$2.07	$0.80
Cash dividends on common stock	$1.04	$1.04
Weighted average common shares outstanding (basic and diluted)	3,512,427	3,476,326

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Comprehensive Income (dollars in thousands)

For the years ended 2024 and 2023

	Years Ended December 31,
	2024	2023

Net Income	$7,285	$2,771
Other comprehensive income:
Changes in pension plan benefits, net of deferred income tax (benefit) expense of $(84) and $85 for the years ended December 2024 and 2023, respectively	(315)	318
Unrealized gain on available-for-sale securities, net of deferred income tax of $1,053 and $2,307 for the years ended December 2024 and 2023, respectively	3,955	8,677
Total other comprehensive income	3,640	8,995
Total comprehensive income	$10,925	$11,766

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Changes in Shareholders’ Equity (dollars in thousands, except per share data)

For the years ended December 31, 2024 and 2023

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2022	$17,149	$10,577	$83,078	$(40,012)	$70,792
Net Income	-	-	2,771	-	2,771
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	-	-	(1,203)	-	(1,203)
Other comprehensive income	-	-	-	8,995	8,995
Dividends on common stock	-	-	(3,612)	-	(3,612)
Common stock issued	73	219	-	-	292
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(12)	-	-	29
Stock-based compensation expense	-	259	-	-	259
Balance, December 31, 2023	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net Income	-	-	7,285	-	7,285
Other comprehensive income	-	-	-	3,640	3,640
Dividends on common stock	-	-	(3,650)	-	(3,650)
Common stock issued	79	235	-	-	314
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	41	(41)	-	-	-
Stock-based compensation expense	-	226	-	-	226
Balance, December 31, 2024	$17,383	$11,463	$84,669	$(27,377)	$86,138

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2024 and 2023

	2024	2023
Cash Flows from Operating Activities
Net income	$7,285	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,375	1,317
Amortization of intangibles	29	31
Amortization of securities	756	772
Proceeds from loans held for sale	63,199	42,590
Gain on sale of loans held for sale	(1,506)	(811)
Loans held for sale originated	(62,857)	(41,525)
Provision for credit losses	2,343	1,025
Deferred tax (benefit) expense	(293)	200
Decrease (increase) in interest receivable	95	(1,039)
(Decrease) in other assets	(939)	(3,624)
(Increase) decrease in accrued liabilities	(2,270)	798
Gain on sale of limited partnership investment	-	(232)
Amortization of limited partnership investments	786	821
Amortization of debt issuance costs	43	42
Gain on sale of fixed assets, net	(12)	(15)
Gain on sale of OREO, net	(21)	-
Purchase of other real estate owned	-	(55)
Income from life insurance investment	(750)	(790)
Gain on life insurance investment	-	(370)
Stock based compensation expense	226	259
Net Cash Provided by Operating Activities	7,489	2,165

Cash Flows from Investing Activities
Proceeds from maturities of securities available for sale	76,000	19,825
Proceeds from paydowns of mortgage-backed securities	14,932	13,934
Purchases of securities available for sale and other investments	(45,677)	-
Changes in restricted stock, net	2,817	(137)
Proceeds from sale of limited partnership investments	-	232
Investment in limited partnership investment	(150)	(250)
Net increase in loans held for investment	(20,511)	(79,962)
Net purchase of property and equipment	(282)	(5,453)
Proceeds from sale of other real estate owned	76	-
Proceeds from life insurance benefits	-	1,739
Proceeds from the sale of property and equipment	17	103
Net Cash Provided by (Used in) Investing Activities	27,222	(49,969)

Cash Flows from Financing Activities
Net change in deposits	61,869	49,859
Net change in short-term debt	(60,000)	(10,000)
Dividends paid in cash	(3,650)	(3,612)
Proceeds from sale of common stock	194	292
Proceeds from issuance of common stock	120	29
Net Cash (Used in) Provided by Financing Activities	(1,467)	36,568

Net Increase (Decrease) in Cash and Cash Equivalents	33,244	(11,236)

Cash and Cash Equivalents, Beginning of Year	23,717	34,953
Cash and Cash Equivalents, End of Year	$56,961	$23,717

Supplemental Cash Flow information:
Cash paid for:
Interest	$30,243	$23,367
Income taxes	$608	$360

Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale, net	$5,008	$10,984
Cumulative effect of the adoption of ASC 326	$-	$1,524
Minimum pension asset (liability) adjustment, net	$315	$(318)
Transfer Held to Maturity security from subsidiary to Bank available for sale portfolio	$-	$125
Transfer from loans to other real estate owned	$777	$-
Transfer from property and equipment to assets held for sale	$356	$-

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Notes to the Consolidated Financial Statements

December 31, 2024 and 2023

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -F&M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at fourteen branch offices and a Dealer Finance Division loan production office. The Company offers mortgage lending and title insurance through its subsidiaries, VBS Mortgage, LLC (dba “F&M Mortgage”) and VSTitle, LLC (“VST”). TEB Life Insurance Company (“TEB”) was dissolved on November 8, 2023. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank.

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Bank, FMFS (through its termination on June 7, 2024), F&M Mortgage, and VST. Significant inter-company accounts and transactions have been eliminated.

Segment Reporting - The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if the operating performance of products and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in determination of allocated resources. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's Consolidated Balance Sheets and Consolidated Statements of Income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the Consolidated Statements of Income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy expense, equipment expense, data processing fees and legal and professional expenses.

All of the Company's financial results are similar and considered by management to be aggregated into one reportable operating segment. While the Company has assigned certain management responsibilities by region and business-line, the Company's CODM evaluates financial performance on a Company-wide basis. The majority of the Company's revenue is from the business of banking and the Company's assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company's operations are considered by management to be aggregated in one reportable operating segment.

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

Other Investments - Due to restrictions on the Company’s investments in the FHLB and the Federal Reserve Bank of Richmond (“FRB”), these securities are considered restricted and carried at cost. The FHLB requires the Bank to maintain stock in an amount equal to 3.75% of outstanding borrowings. The FRB requires the Company to maintain stock with a par value equal to 6% of its outstanding capital and surplus.

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

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral, downgrades in the ratings of the security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specifically related to the security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess is recorded as an allowance for credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2024 and 2023, there was no allowance for credit loss related to the available for sale portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.5 million at December 31, 2024 and was excluded from the estimate of credit losses.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.5 million at December 31, 2024 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“Scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the Scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Company’s portfolio, in particular during the period from 2008-2012, a number of pool sets will leverage peer data to calculate the overall loss rate. The Company believes that to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses is economic conditions, with a weighting of 20%-25%. The Company will evaluate the weighting applied to each pool on an annual basis.

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

Municipal loans. Municipal loans are unsecured loans generally made to local towns within the Bank’s market area. Credit risk is based on the cash flow and management of the local town’s budgets.

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

Goodwill and Intangible Assets - Goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired, is evaluated for impairment by comparing the fair value of a reporting unit with its carrying amount. Impairment testing is performed annually as of December 31, as well as when management reasonably believes an impairment-triggering event may have occurred. The Company performed the internal evaluation of goodwill for December 31, 2024, and based on the results, no impairment was deemed necessary.

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

The Company records loans held for sale via the fair value option; see Note 13 “Derivatives” for additional information. The change in the fair value of loans held for sale is included in “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Low-Income Housing Partnerships - The Company has investments in low-income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes the benefits and the costs of the investments over the life of the partnership on the Consolidated Balance Sheets.

Pension Plan - The Bank has a qualified noncontributory defined benefit pension plan which covers all full-time employees hired prior to April 1, 2012.  The benefits are primarily based on years of service and earnings.  The Company recognizes the over-funded or under‑funded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost. The Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended on February 15, 2023 to stop the accrual of future benefits and was terminated on June 1, 2024.

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

Recent Accounting Pronouncements

Accounting Standards Recently Adopted:

On December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures.” These amendments required that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, required other segment items by reportable segment to be disclosed and a description of their composition, and required disclosure of the title and position of the chief operating decision maker and an explanation of how they use the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments were applied retrospectively to all prior periods presented and did not have a material effect on the Company’s consolidated financial statements. Refer to Segment Reporting section above.

Accounting Standards Pending Adoption:

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized are as follows (dollars in thousands):

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$20,072	$-	$1,458	$18,614
U. S. Government agencies	72,995		5,270	67,725
Municipal securities	40,674	-	2,467	38,207
Mortgage-backed securities	198,591	158	23,800	174,949
Corporate debt securities	30,550	-	2,375	28,175
Total Securities Available for Sale	$362,882	$158	$35,370	$327,670

December 31, 2023	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$35,048	$-	$2,167	$32,881
U. S. Government agencies	133,487	-	8,784	124,703
Municipal securities	41,341	145	2,725	38,761
Mortgage-backed securities	168,468	173	23,568	145,073
Corporate debt securities	30,550	25	3,319	27,256
Total Securities Available for Sale	$408,894	$343	$40,563	$368,674

There was no allowance for credit losses on available for sale securities at December 31, 2024 and 2023.

The amortized cost and fair value of securities at December 31, 2024, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$38,958	$38,591
Due after one year through five years	95,882	89,097
Due after five years through ten years	65,889	59,400
Due after ten years	162,153	140,582
Total	$362,882	$327,670

The following tables show the gross unrealized losses and estimated fair value of available sale securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2024 and 2023: (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$18,614	$1,458	$18,614	$1,458
U. S. Government agencies	-	-	67,725	5,270	67,725	5,270
Municipal securities	9,971	139	28,236	2,328	38,207	2,467
Mortgage-backed securities	39,461	603	126,470	23,197	165,931	23,800
Corporate debt securities	1,463	37	26,712	2,338	28,175	2,375
Total Securities Available for Sale	$50,895	$779	$267,757	$34,591	$318,652	$35,370

	Less than 12 Months		More than 12 Months		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$125	$-	$32,756	$2,167	$32,881	$2,167
U. S. Government agencies	-	-	124,703	8,784	124,703	8,784
Municipal securities	484	11	32,597	2,714	33,081	2,725
Mortgage-backed securities	-	-	140,041	23,568	140,041	23,568
Corporate debt securities	1,729	271	25,002	3,048	26,731	3,319
Total Securities Available for Sale	$2,338	$282	$355,099	$40,281	$357,437	$40,563

Unrealized losses at December 31, 2024 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments. The Company currently has no plans to sell the investments and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

At December 31, 2024, there were $267.8 million or 100 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $34.6 million. At December 31, 2023 there were $355.1 million or 110 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $40.3 million.

The Company pledged securities with market value of $134.9 million to the Federal Reserve Discount Window as of December 31, 2024. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. Additionally, the Company pledged securities with a market value of $9.0 million to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee as of December 31, 2024. The Company pledged securities with a market value of $196.0 million to the Federal Reserve as of December 31, 2023. The Company did not borrow from the Discount Window during 2024 or 2023.

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

As of December 31, 2024, other investments consisted of restricted stock in the FRB (carrying basis of $1.1 million), FHLB (carrying basis of $920 thousand), and various other investments (carrying basis of $809 thousand). As of December 31, 2023, other investments consisted of restricted stock in the FRB (carrying basis of $1.1 million), FHLB (carrying basis of $3.7 million), and various other investments (carrying basis of $735 thousand). The market values of these securities are estimated to approximate their carrying values as of December 31, 2024 and 2023 since the interests are restricted as to sales.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans held for investment outstanding at December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
1-4 Family residential construction	$25,102	$30,488
Other construction, land development and land	58,208	47,749
Secured by farmland	86,016	81,657
Home equity – open end	49,542	45,749
Real estate	213,081	200,629
Home Equity – closed end	6,137	4,835
Multifamily	10,804	8,203
Owner-occupied commercial real estate	86,169	92,362
Other commercial real estate	98,189	106,181
Agricultural loans	17,928	14,405
Commercial and industrial	64,901	44,329
Credit Cards	3,524	3,252
Automobile loans	104,271	122,924
Other consumer loans	11,915	14,376
Municipal loans	4,901	5,625
Gross loans	840,688	822,764
Unamortized net deferred loan fees	(739)	(672)
Less allowance for credit losses	8,129	8,321
Net loans	$831,820	$813,771

The table above does not include loans held for sale of $2.3 million and $1.1 million and at December 31, 2024 and December 31, 2023, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.5 million and $3.6 million at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $306.7 million and $289.1 million as of December 31, 2024 and 2023, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans As of December 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$25,102	$25,102
Other construction, land development and land	-	10	-	14	58,184	58,208
Secured by farmland	-	-	-	53	85,963	86,016
Home equity – open end	130	-	-	501	48,911	49,542
Real estate	1,799	877	-	916	209,489	213,081
Home Equity – closed end	-	-	-	-	6,137	6,137
Multifamily	-	-	-	-	10,804	10,804
Owner-occupied commercial real estate	124	-	-	3,416	82,629	86,169
Other commercial real estate	-	-	-	785	97,404	98,189
Agricultural loans	-	-	-	171	17,757	17,928
Commercial and industrial	849	46	-	768	63,238	64,901
Credit Cards	41	19	32	-	3,432	3,524
Automobile loans	2,153	304	-	397	101,417	104,271
Other consumer loans	95	10	-	24	11,786	11,915
Municipal loans	-	-	-	-	4,901	4,901
Gross loans	5,191	1,266	32	7,045	827,154	840,688
Less: Unamortized net deferred loan fees	-	-	-	-	(739)	(739)
Loans held for investment	$5,191	$1,266	$32	$7,045	$826,415	$839,949

Age Analysis of Past Due Loans As of December 31, 2023
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$440	$30,048	$30,488
Other construction, land development and land	-	-	-	528	47,221	47,749
Secured by farmland	-	-	-	596	81,061	81,657
Home equity – open end	595	74	-	217	44,863	45,749
Real estate	2,125	425	-	701	197,378	200,629
Home Equity – closed end	41	-	-	-	4,794	4,835
Multifamily	-	-	-	-	8,203	8,203
Owner-occupied commercial real estate	1,482	-	-	3,000	87,880	92,362
Other commercial real estate	92	887	-		105,202	106,181
Agricultural loans	10	-	-	73	14,322	14,405
Commercial and industrial	75	39	25	622	43,568	44,329
Credit Cards	35	7	6	-	3,204	3,252
Automobile loans	1,137	481	-	237	121,069	122,924
Other consumer loans	151	14	-	24	14,187	14,376
Municipal loans	-	-	-	-	5,625	5,625
Gross loans	5,743	1,927	31	6,438	808,625	822,764
Less: Unamortized net deferred loan fees	-	-	-	-	(672)	(672)
Loans held for investment	$5,743	$1,927	$31	$6,438	$807,953	$822,092

There were $7.0 million and $6.4 million in nonaccrual loans at December 31, 2024 and December 31, 2023, respectively.  There was no income recognized on nonaccrual loans during the years ended December 31, 2024 and 2023.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	December 31, 2024			December 31, 2023
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
1-4 Family residential construction	$-	$-	$-	$-	$440	$440
Other construction, land development and land	14	-	14	528	-	528
Secured by farmland	53	-	53	596	-	596
Home equity – open end	501	-	501	217	-	217
Real estate	916	-	916	701	-	701
Owner-occupied commercial real estate	2,147	1,269	3,416	-	3,000	3,000
Other commercial real estate	785	-	785	-	-	-
Agricultural loans	171	-	171	73	-	73
Commercial and industrial	768	-	768	25	597	622
Automobile loans	397	-	397	237	-	237
Other consumer loans	24	-	24	24	-	24
Total loans	$5,776	$1,269	$7,045	$2,401	$4,037	$6,438

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

Term Extensions for the Year Ended December 31, 2024
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate	7	<0.01%	Added a weighted-average of 11 months to the life of the loan.
Other commercial real estate	10	0.01%	Added a weighted-average of 13 months to the life of the loan.
Automobile loans	111	0.11%	Added a weighted-average of 4.4 months to the life of the loans.
Total Term Extensions	$128	0.03%

Interest Rate Reductions for the Year Ended December 31, 2024
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	5,448	5.55%	Reduced the contractual interest rate from 7.53% to 5.99%.

Other than Insignificant Payment Delays for the Year Ended December 31, 2024
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	1,205	1.23%	Delayed principal payments for 6 months.

Term Extensions for the Year Ended December 31, 2023
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	45	0.05%	Added a weighted-average of 13 months to the life of the loan.
Automobile loans	68	0.06%	Added a weighted-average of 4.5 months to the life of the loans.
Total Term Extensions	$113	0.05%

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a troubled loan modification to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs. No loan or lease modifications to borrowers experiencing financial difficulty had a payment default at December 31, 2024 or 2023.

The Company monitors the performance of troubled loan modifications to determine the effectiveness of the modifications. As of December 31, 2024, $49 thousand in loans modified and designated as a troubled loan modifications were past due. There were no loans designated as troubled loan modifications past due at December 31, 2023. The Company did not have any unfunded commitments on loans modified and designated as troubled loan modifications as of December 31, 2024.

Collateral Dependent Disclosures

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under the current expected credit loss (“CECL”) model, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans and Leases
	December 31, 2024
	Real Estate	Business/Other Assets
Owner-occupied commercial real estate	3,416	-
Other commercial real estate	785	-
Commercial and industrial	-	605
Total loans	$4,201	$605

	Collateral Dependent Loans and Leases
	December 31, 2023
	Real Estate	Business/Other Assets
1-4 Family residential construction	$440	$-
Other construction, land development and land	511	-
Secured by farmland	596	-
Owner-occupied commercial real estate	3,000	-
Commercial and industrial	-	597
Total loans	$4,547	$597

The following tables present the loan portfolio by segment, details of the loan portfolio and the ACLL calculated in accordance with our credit loss accounting methodology for loans described above (dollars in thousands).

	December 31, 2024
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$-	$25,102	$25,102	$-	$258	$258
Other construction, land development and land	-	58,208	58,208	-	1,551	1,551
Secured by farmland	-	86,016	86,016	-	946	946
Home equity – open end	-	49,542	49,542	-	197	197
Real estate	-	213,081	213,081	-	606	606
Home Equity – closed end	-	6,137	6,137	-	99	99
Multifamily	-	10,804	10,804	-	190	190
Owner-occupied commercial real estate	3,416	82,753	86,169	61	748	809
Other commercial real estate	785	97,404	98,189	-	105	105
Agricultural loans	-	17,928	17,928	-	27	27
Commercial and industrial	605	64,296	64,901	-	982	982
Credit Cards	-	3,524	3,524	-	87	87
Automobile loans	-	104,271	104,271	-	1,956	1,956
Other consumer loans	-	11,915	11,915	-	301	301
Municipal loans	-	4,901	4,901	-	15	15
Gross loans	4,806	835,882	840,688	61	8,068	8,129
Less: Unamortized net deferred loan fees	-	-	(739)	-	-	-
Net loans held for investment	$4,806	$835,882	$839,949	$61	$8,068	$8,129

	December 31, 2023
	Loan Balances			Allowance for Credit Losses - Loans
	Loans Individually Evaluated	Loans Collectively Evaluated	Total	Loans Individually Evaluated	Loans Collectively Evaluated	Total
1-4 Family residential construction	$440	$30,048	$30,488	$363	$351	$714
Other construction, land development and land	511	47,238	47,749	-	1,287	1,287
Secured by farmland	596	81,061	81,657	-	815	815
Home equity – open end	-	45,749	45,749	-	180	180
Real estate	-	200,629	200,629	-	810	810
Home Equity – closed end	-	4,835	4,835	-	77	77
Multifamily	-	8,203	8,203	-	181	181
Owner-occupied commercial real estate	3,000	89,362	92,362	263	958	1,221
Other commercial real estate	-	106,181	106,181	-	166	166
Agricultural loans	-	14,405	14,405	-	20	20
Commercial and industrial	597	43,732	44,329	351	683	1,034
Credit Cards	-	3,252	3,252	-	81	81
Automobile loans	-	122,924	122,924	-	1,443	1,443
Other consumer loans	-	14,376	14,376	-	292	292
Municipal loans	-	5,625	5,625	-	-	-
Gross loans	5,144	817,620	822,764	977	7,344	8,321
Less: Unamortized net deferred loan fees	-	-	(672)	-	-	-
Net loans held for investment	$5,144	$817,620	$822,092	$977	$7,344	$8,321

Credit Quality Indicators

The Company presents loan portfolio segments and classes by credit quality indicator and vintage year. The Company defines the vintage date for the purpose of this disclosure as the date of the most recent credit decision. Renewals are categorized as new credit decisions and reflect the renewal date as the vintage date, except for renewals of loans modified for borrowers experiencing financial difficulty which are presented in the original vintage.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2024 (dollars in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$1,224	$-	$-	$-	$92	$23,786	$25,102
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	1,224	-	-	-	92	23,786	25,102
Current period gross write-offs	-	362	-	-	-	-	-	362

Other construction, land development and land
Pass	2,668	13,898	7,417	4,530	1,727	8,580	18,251	57,071
Watch	-	-	-	-	-	-	128	128
Substandard	-	-	-	-	-	525	484	1,009
Total Other construction, land development and land	2,668	13,898	7,417	4,530	1,727	9,105	18,863	58,208
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	5,462	10,038	13,283	12,908	25,209	8,413	8,074	83,387
Watch	155	-	1,667	-	-	754	-	2,576
Substandard	-	-	-	-	-	53	-	53
Total Secured by farmland	5,617	10,038	14,950	12,908	25,209	9,220	8,074	86,016
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	153	48,589	48,742
Watch	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	551	551
Total Home equity - open end	-	-	-	-	-	153	49,389	49,542
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	21,150	59,160	43,895	13,643	11,595	59,013	1,671	210,127
Watch	-	-	-	-	-	-	-	-
Substandard	-	203	86	528	-	2,137	-	2,954
Total Real estate	21,150	59,363	43,981	14,171	11,595	61,150	1,671	213,081
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	727	2,469	252	87	786	1,816	-	6,137
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home Equity - closed end	727	2,469	252	87	786	1,816	-	6,137
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	2,130	-	4,854	1,368	866	1,586	-	10,804
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	2,130	-	4,854	1,368	866	1,586	-	10,804
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	7,187	2,207	17,127	15,754	6,697	19,933	5,042	73,947
Watch	1,165	-	-	-	-	-	-	1,165
Substandard	-	-	-	-	-	8,613	2,444	11,057
Total Owner-occupied commercial real estate	8,352	2,207	17,127	15,754	6,697	28,546	7,486	86,169
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	386	9,258	29,385	11,767	3,739	31,885	1,938	88,358
Watch	-	-	-	-	-	1,018	-	1,018
Substandard	7,942	-	-	-	-	871	-	8,813
Total Other commercial real estate	8,328	9,258	29,385	11,767	3,739	33,774	1,938	98,189
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Agricultural loans
Pass	3,522	2,181	1,818	333	180	-	9,673	17,707
Watch	-	-	13	-	24	-	13	50
Substandard	-	-	21	-	-	-	150	171
Total Agricultural loans	3,522	2,181	1,852	333	204	-	9,836	17,928
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	14,798	4,817	6,766	3,738	878	376	28,934	60,307
Watch	-	348	63	32	-	-	3,328	3,771
Substandard	-	-	57	609	-	-	157	823
Total Commercial and industrial	14,798	5,165	6,886	4,379	878	376	32,419	64,901
Current period gross write-offs	-	57	176	47	24	6	-	310

Credit Cards
Pass	-	-	-	-	-	-	3,524	3,524
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,524	3,524
Current period gross write-offs	-	-	-	-	-	-	27	27

Automobile loans
Pass	26,426	37,698	25,096	10,563	3,121	975	-	103,879
Watch	-	-	-	-	-	-	-	-
Substandard	22	66	147	110	36	11	-	392
Total Automobile loans	26,448	37,764	25,243	10,673	3,157	986	-	104,271
Current period gross write-offs	194	1,119	760	503	115	64	-	2,755

Other consumer loans
Pass	3,604	3,102	2,633	989	210	994	359	11,891
Watch	-	-	-	-	-	-	-	-
Substandard	-	7	6	11	-	-	-	24
Total Other consumer loans	3,604	3,109	2,639	1,000	210	994	359	11,915
Current period gross write-offs	7	99	62	23	15	7	-	213

Municipal loans
Pass	-	-	-	775	1,032	3,094	-	4,901
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	775	1,032	3,094	-	4,901
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$97,344	$146,676	$154,586	$77,745	$56,100	$150,892	$157,345	$840,688
Less: Unamortized net deferred loan fees								(739)
Loans held for investment								$839,949

Current period gross write-offs	$201	$1,637	$998	$573	$154	$77	$27	$3,667

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2023 (dollars in thousands):

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

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the periods indicated, (dollars in thousands).

Allowance for Credit Losses For the Year Ended December 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$362	$-	$(94)	$258
Other construction, land development and land	1,287	-	69	195	1,551
Secured by farmland	815	-	-	131	946
Home equity – open end	180	-	26	(9)	197
Real estate	810	-	5	(209)	606
Home Equity – closed end	77	-	-	22	99
Multifamily	181	-	-	9	190
Owner-occupied commercial real estate	1,221	-	-	(412)	809
Other commercial real estate	166	-	-	(61)	105
Agricultural loans	20	-	-	7	27
Commercial and industrial	1,034	310	51	207	982
Credit Cards	81	27	27	6	87
Automobile loans	1,443	2,755	823	2,445	1,956
Other consumer loans	292	213	88	134	301
Municipal loans	-	-	-	15	15
Total	$8,321	$3,667	$1,089	$2,386	$8,129

Allowance for Credit Losses For the Year Ended December 31, 2023
	Beginning Balance	Adjustment for adoption of ASU 2016-13	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$324	$109	$70	$1	$350	$714
Other construction, land development and land	694	602	-	-	(9)	1,287
Secured by farmland	571	311	-	-	(67)	815
Home equity – open end	446	(189)	-	3	(80)	180
Real estate	1,389	(184)	19	2	(378)	810
Home Equity – closed end	39	96	-	-	(58)	77
Multifamily	71	182	-	-	(72)	181
Owner-occupied commercial real estate	992	280	-	-	(51)	1,221
Other commercial real estate	1,023	(582)	-	-	(275)	166
Agricultural loans	80	(58)	-	-	(2)	20
Commercial and industrial	368	338	33	2	359	1,034
Credit Cards	68	26	69	37	19	81
Automobile loans	1,790	(257)	1,804	514	1,200	1,443
Other consumer loans	81	103	93	55	146	292
Municipal loans	-	-	-	-	-	-
Total	$7,936	$777	$2,088	$614	$1,082	$8,321

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e. commitment cannot be canceled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for (recovery of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments was $647 thousand and $690 thousand at December 31, 2024 and 2023, respectively, is separately classified on the Consolidated Balance Sheets within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods indicated (dollars in thousands).

	2024	2023
Balance as of January 1	$690	$-
Adjustment to allowance for unfunded commitments for adoption of ASU 2016-13	-	747
Recovery of credit losses – unfunded commitments	(43)	(57)
Balance as of December 31	$647	$690

Note 5 Bank Premises and Equipment

Bank premises and equipment as of December 31 are summarized as follows (dollars in thousands):

	2024	2023
Land	$4,735	$4,851
Buildings and improvements	17,989	18,264
Furniture and equipment	13,757	13,543
Total	36,481	36,658
Accumulated depreciation	(14,289)	(13,002)
Premises and equipment, net	$22,192	$23,656

Depreciation expense for the years ended December 31, 2024 and 2023 was $1.4 million and $1.3 million, respectively.

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

The following tables present information about the Company’s leases (dollars in thousands):

	December 31, 2024	December 31, 2023
Lease Liabilities (included in other liabilities)	$589	$733
Right-of-use assets (included in other assets)	$558	$712
Weighted average remaining lease term	9.02 years	8.71 years
Weighted average discount rate	3.44%	3.31%

Lease cost	2024	2023
Operating lease cost	$134	$164
Total lease cost	$134	$164

Cash paid for amounts included in the measurement of lease liabilities	$155	$182

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2024
Twelve months ending December 31, 2025	$114
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Twelve months ending December 31, 2029	59
Thereafter	358
Total undiscounted cash flows	$714
Discount	(125)
Lease liabilities	$589

NOTE 7 OTHER REAL ESTATE OWNED

The table below reflects other real estate owned (OREO) activity for 2024 and 2023 (dollars in thousands).

	2024	2023
Balance as of January 1	$55	$-
Purchase of foreclosed real estate	-	55
Loans transferred to OREO	77	-
Sale of OREO	(76)	-
Gain on sale of OREO	21	-
Balance as of December 31	$77	$55

There were no expenses related to OREO in 2024 or 2023. There was one residential real estate property under construction in other real estate owned at December 31, 2024; there were no consumer mortgage loans secured by residential real estate properties under formal foreclosure procedures. At December 31, 2024 there was a mortgage office transferred from bank premises to assets held for sale for $356 thousand. There were no assets held for sale as of December 31, 2023.

NOTE 8 OTHER ASSETS

As of December 31, 2024, the Company was a partner in eleven low-income housing and historic equity partnerships with a carrying basis of $4.3 million. The market values of these securities are estimated to approximate their carrying values as of December 31, 2024 since the partnership interests have limited transferability. At December 31, 2024, the Company was committed to invest an additional $139 thousand in three low-income housing limited partnerships that has been reflected in accrued liabilities on the consolidated balance sheet. These funds will be paid as requested by the general partner to complete the projects.

NOTE 9 TIME DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2024 and 2023 were $57.6 million and $37.8 million, respectively.  At December 31, 2024, the scheduled maturities of all time deposits are as follows (dollars in thousands):

2025	$285,122
2026	7,728
2027	2,392
2028	1,398
2029	1,668
Thereafter	-
Total	$298,308

NOTE 10 SHORT‑TERM DEBT

Short-term debt, all maturing within 12 months, as of December 31, 2024 and 2023 is summarized as follows (dollars in thousands).

	Highest Month-End Balance	Outstanding at Year End	Average Balance	Weighted Average Rate
2024
Federal funds purchased	$607	$-	$207	5.33%
FHLB short-term	75,000	-	33,730	5.40%
Totals		$-	$33,937	5.40%

2023
Federal funds purchased	$54	$-	$755	5.03%
FHLB short-term	75,000	60,000	58,430	5.10%
Totals		$60,000	$59,185	5.10%

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. FHLB advances are secured by a blanket lien on the qualifying loans in the Company’s residential, commercial, agriculture, and home equity loan portfolios. There was no outstanding short-term debt at December 31, 2024. Short-term debt totaled $60.0 million at December 31, 2023, and consisted of FHLB advances which were used to fund loan growth.

As of December 31, 2024, the Company had unsecured lines of credit with correspondent banks totaling $90.0 million which may be used in the management of short-term liquidity, on which none was outstanding.

NOTE 11 LONG-TERM DEBT

On July 29, 2020, the Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bears interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. The note will mature on July 31, 2030. The subordinated note, net of issuance costs totaled $7.0 and $6.9 million at December 31, 2024 and 2023, respectively.

NOTE 12 COMMITMENTS AND CONTINGENCIES

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet. As of the December 31, 2024 and 2023, the Company had the following commitments outstanding (dollars in thousands):

	2024	2023
Commitments to extend credit	$229,330	$253,816
Standby letters of credit	3,654	2,911

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

As of December 31, 2024 and 2023, the Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $4.8 million. The Bank has established procedures for measuring and monitoring the concentration risk in correspondent banks and performs quarterly reviews of the financial condition of correspondent banks to assess and monitor risks.

The Company grants commercial, residential real estate and consumer loans to customers located primarily in the Shenandoah Valley of Virginia. There were no loan concentration areas greater than 25% of capital. Collateral required by the Company is determined on an individual basis depending on the purpose of the loan and the financial condition of the borrower. As of December 31, 2024, approximately 75% of the loan portfolio was secured by real estate.

NOTE 13 DERIVATIVES

Mortgage Banking Derivatives

Loans Held for Sale (“LHFS”) - The Company, through the Bank’s mortgage banking subsidiary, F&M Mortgage Company, originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $2.3 million as of December 31, 2024, of which $2.3 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

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

The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet at December 31, 2024, and totaled $18 thousand, with a notional amount of $3.2 million and total positions of 13. The fair value of the IRLCs at December 31, 2023 totaled $81 thousand, with a notional amount of $2.8 million and total positions of 14. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the period ended December 31, 2024 and 2023. The Company’s IRLCs are classified as Level 2. At December 31, 2024 and 2023, each IRLC and all LHFS were subject to a forward sales commitment on a best- efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2024 totaled $41 thousand, with a notional amount of $4.3 million and total positions of 18. The fair value of forward sales commitments was reported in “Other Liabilities” in the Consolidated Balance Sheet at December 31, 2023 totaled $22 thousand, with a notional amount of $3.9 million and total positions of 19.

NOTE 14 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss

Balance at December 31, 2022	$(40,451)	$439	$(40,012)
Change in unrealized securities gains , net of tax of $2,307	8,677	-	8,677
Change in unfunded pension liability, net of tax of $85	-	318	318
Balance at December, 31, 2023	$(31,774)	$757	$(31,017)
Change in unrealized securities gains , net of tax of $1,053	3,955	-	3,955
Change in unfunded pension liability, net of tax benefit of $84	-	(315)	(315)
Balance at December, 31, 2024	$(27,819)	$442	$(27,377)

During 2024 and 2023, there were no realized security gains or losses reclassified out of unrealized loss on available for sale securities and reclassified into net investment security losses on the consolidated statements of income.

NOTE 15 REGULATORY MATTERS

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for 2024 was 5.39% and for 2023 was 4.58%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles.  Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments.

On September 17, 2019, the federal banking agencies jointly issued a final rule required by the EGRRCPA that permits qualifying banks and bank holding companies that have less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio that would be applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. The Bank elected not to opt into the CBLR framework as of December 31, 2024 and 2023. The Bank does not expect to opt into the CBLR framework in 2025.

The minimum capital amounts and ratios are defined in the regulations and the amounts are set forth in the table below (dollars in thousands).  The Bank has maintained capital levels far above the minimum requirements throughout the year, and as of December 31, 2024 and 2023, the Bank meets all capital adequacy requirements to which they are subject.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$120,892	13.39%	$72,223	8.00%	$90,279	10.00%
Tier 1 risk-based ratio	112,114	12.42%	54,168	6.00%	72,223	8.00%
Common equity tier 1	112,114	12.42%	40,626	4.50%	58,682	6.50%
Tier 1 leverage ratio	112,114	8.23%	54,472	4.00%	68,090	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$116,787	12.58%	$74,292	8.00%	$92,865	10.00%
Tier 1 risk-based ratio	108,466	11.68%	55,719	6.00%	74,292	8.00%
Common equity tier 1	108,466	11.68%	41,789	4.50%	60,362	6.50%
Tier 1 leverage ratio	108,466	8.13%	53,392	4.00%	66,740	5.00%

NOTE 16 FAIR VALUE MEASUREMENTS

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available for Sale Securities (“AFS Securities”) - AFS Securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. No material differences were identified during the valuation for the years ended December 31, 2024 and 2023. The carrying value of restricted FRB and FHLB stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2024, and 2023 (dollars in thousands):

December 31, 2024	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$2,283	$-	$2,283	$-
U. S. Treasury securities	18,614	-	18,614	-
U.S. Government agencies	67,725	-	67,725	-
Municipal securities	38,207	-	38,207	-
Mortgage-backed securities	174,949	-	174,949	-
Corporate debt securities	28,175	-	28,175	-
IRLC	18	-	18	-
Forward sales commitments	41	-	41	-
Assets at Fair Value	$330,012	$-	$330,012	$-

December 31, 2023	Total	Level 1	Level 2	Level 3
Assets:
Loans held for sale	$1,119	$-	$1,119	$-
U. S. Treasury securities	32,881	-	32,881	-
U.S. Government agencies	124,703	-	124,703	-
Municipal securities	38,761	-	38,761	-
Mortgage-backed securities	145,073	-	145,073	-
Corporate debt securities	27,256	-	27,256	-
IRLC	81	-	81	-
Assets at Fair Value	$369,874	$-	$369,874	$-

Liabilities:
Forward sales commitments	$22	$-	$22	$-
Liabilities at Fair Value	$22	$-	$22	$-

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

Other Real Estate Owned - Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had OREO with a carrying value of $77 thousand and $55 thousand at December 31, 2024 and  2023.

The Company markets OREO independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and 2023 (dollars in thousands).  Fair values for December 31, 2024 and 2023 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following table summarizes the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at December 31, 2024	Level 1	Level 2	Level 3
Owner-occupied commercial real estate	1,208	-	-	1,208
Total collateral dependent loans with an ACL	$1,208	$-	$-	$1,208
OREO	$77	$-	$-	$77

		Fair Value Measurements Using:
Collateral dependent loans with an ACL	Balance at December 31, 2023	Level 1	Level 2	Level 3
1-4 family residential construction	$77	$-	$-	$77
Owner-occupied commercial real estate	2,737	-	-	2,737
Commercial and industrial	246	-	-	246
Total collateral dependent loans with an ACL	$3,060	$-	$-	$3,060
OREO	$55	$-	$-	$55

The following table presents information about Level 3 Fair Value Measurements for December 31, 2024 and 2023:

	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans	$1,208 thousand	Discounted appraised value	Discount for selling costs and marketability	34.26%
OREO	$77 thousand	Discounted appraised value	Discount for selling costs and marketability	33.26%

	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Inputs	Discount / Range
Collateral Dependent Loans	$3,060 thousand	Discounted appraised value	Discount for selling costs and marketability	31% - 71% (Average 44%)
OREO	$55 thousand	Discounted appraised value	Discount for selling costs and marketability	29%

	2024 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$56,961	$56,961	$-	$-	$56,961
Securities	327,670	-	327,670	-	327,670
Loans held for sale	2,283	-	2,283	-	2,283
Loans held for investment, net	831,820	-	-	808,812	808,812
Interest receivable	4,939	-	4,939	-	4,939
Bank owned life insurance	23,607	-	23,607	-	23,607
IRLC	18	-	18	-	18
Forward sales commitments	41	-	41	-	41
Liabilities:
Deposits	$1,195,105	$-	$1,194,717	$-	$1,194,717
Long-term debt	6,975	-	-	6,917	6,917
Interest payable	1,900	-	1,900	-	1,900

	2023 Fair Value Measurements using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Assets:
Cash and cash equivalents	$23,717	$23,717	$-	$-	$23,717
Securities	368,674	-	368,674	-	368,674
Loans held for sale	1,119	-	1,119	-	1,119
Loans held for investment, net	813,771	-	-	785,119	785,119
Interest receivable	5,034	-	5,034	-	5,034
Bank owned life insurance	22,878	-	22,878	-	22,878
IRLC	81	-	81	-	81
Liabilities:
Deposits	$1,133,236	$-	$1,131,747	$-	$1,131,747
Short-term debt	60,000	-	-	60,000	60,000
Long-term debt	6,932	-	-	6,761	6,761
Interest payable	1,592	-	1,592	-	1,592
Forward sales commitments	22	-	22	-	22

NOTE 17 EMPLOYEE BENEFITS

Defined Benefit Pension Plan - The Company has a qualified noncontributory defined benefit pension plan which covers substantially all employees hired before April 1, 2012. The plan was amended on February 15, 2023 to stop the accrual of future benefits and terminated on June 1, 2024. All vested benefit liabilities under the Plan will be paid following receipt of Internal Revenue Service approval and the expiration of time required for the Pension Benefit Guaranty Corporation to object.

The Company uses December 31 as the measurement date for the defined benefit pension plan. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2024 and 2023 (dollars in thousands):

	2024	2023
Change in Benefit Obligation
Benefit obligation, beginning	$7,070	$8,011
Service cost	-	-
Interest cost	317	370
Actuarial (gain)loss	(264)	56
Benefits paid	(3,467)	(1,194)
Decrease in Obligation due to Curtailment	-	-
Settlement (gain)	(279)	(173)
Benefit obligation, ending	$3,377	$7,070

Change in Plan Assets
Fair value of plan assets, beginning	$7,502	$7,787
Actual return on plan assets	58	909
Benefits paid	(3,467)	(1,194)
Fair value of plan assets, ending	$4,093	$7,502
Funded status at the end of the year	$716	$432

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 15, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

	2024	2023
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$156	$(526)
Overfunded pension benefit obligation under ASC 325-960	560	959
Deferred taxes	84	(85)

Amount recognized in accumulated other comprehensive loss
Net (gain)	$(560)	$(958)
Prior service cost	-	-
Amount recognized	(560)	(958)
Deferred taxes	118	201
Amount recognized in accumulated comprehensive (loss)	$(442)	$(757)

Accrued benefit detail
Benefit obligation	$(3,377)	$(7,070)
Fair value of assets	4,093	7,502
Unrecognized net actuarial (income)	(560)	(958)
Accrued benefits	$156	$(526)

Components of net periodic benefit cost
Service cost	$-	$-
Interest cost	317	370
Expected return on plan assets	(391)	(520)
Recognized net gain due to settlement	(589)	(104)
Recognized net actuarial (gain)loss	(19)	-
Net periodic benefit cost	$(682)	$(254)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss
Net loss(gain)	$399	$(403)
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	$399	$(403)
Total recognized in net periodic benefit cost and other Comprehensive (loss) income	$(283)	$(657)
Additional disclosure information
Accumulated benefit obligation	$3,377	$7,070
Vested benefit obligation	$3,377	$7,070
Discount rate used for net pension cost	4.75%	5.00%
Discount rate used for disclosure
First Five Years	4.17%	4.75%
Five Years to Twenty Years	4.76%	4.75%
After Twenty Years	5.25%	4.75%
Retiree Annuities	4.50%	4.75%
Expected return on plan assets	5.50%	7.25%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	N/A	N/A

Funding Policy - Due to the current funding status of the plan, the Company did not contribute to the plan in 2024 or 2023.  The net periodic pension cost of the plan for 2025 will be approximately $156 thousand.  The Company was subject to settlement accounting in 2024 and may be subject to settlement accounting in 2025. As of February 15, 2023, the Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended to stop the accrual of future benefits.

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

Asset Allocation - The trust fund is 100% cash and equivalents as of December 31, 2024 as the plan has terminated and all benefits will be paid out in 2025. The pension plan’s weighted-average asset allocations for December 31, 2023, was 40% fixed income and 60% equity.

Estimated Future Benefit Payments, which reflect expected future service, as appropriate, as of December 31, 2024, are as follows (dollars in thousands):

2025	$4,093
2026	-
2027	-
2028	-
2029	-
2030-2034	-
$-

Employee Stock Ownership Plan (ESOP) - The Company sponsors an ESOP, known as the F&M Bank Corp. Stock Bonus Plan (the “Plan”), which provides stock ownership to substantially all employees of the Company.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $257 thousand in 2024 and $246 thousand in 2023 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 168,459 and 170,905 at December 31, 2024 and 2023, respectively.

401(k) Plan - The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $437 thousand and $478 thousand in 2024 and 2023, respectively.

Deferred Compensation Plan - The Company has a nonqualified deferred compensation plan for its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $227 thousand in 2024 and $182 thousand in 2023.  A liability is accrued for the obligation under the plan and totaled $3.6 million at December 31, 2024 and 2023.

Investments in Life Insurance Contracts - The Bank currently offers a variety of benefit plans to all full-time employees. The costs of these plans are generally tax deductible to the Bank; however, to help offset the benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (“BOLI”) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt.  Rates of return on a tax-equivalent basis are favorable when compared to other long-term investments which the Bank might make.  The accrued liability related to the BOLI contracts was $735 thousand and $706 thousand for December 31, 2024 and 2023, respectively.

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

The Company’s Compensation Committee of the Board of Directors administers the plan including designating employees, directors, or other recipients to whom awards are to be granted, the amount of the award or equity to be granted, and the terms and conditions applicable to each award. On March 7, 2024, the Company’s Compensation Committee awarded 33,568 shares with a fair value of $597 thousand from this plan to selected employees. These shares vest 25% over each of the next four years. As of December 31, 2024 and 2023 the total unrecognized compensation cost related to the nonvested restricted stock awards were $740 thousand and $573 thousand, respectively.

The following table summarizes the status of the Company’s nonvested awards for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2023	32,957	$25.25
Granted	33,568	17.78
Vested	(8,347)	25.76
Forfeited	(9,122)	24.04
Nonvested at December 31, 2024	49,056	20.27

NOTE 18 INCOME TAX EXPENSE (BENEFIT)

The components of income tax expense were as follows (dollars in thousands):

	2024	2023
Current expense (benefit)	$931	$(946)
Deferred (benefit) expense	(293)	200
Total Income Tax Expense (Benefit)	$638	$(746)

The components of deferred taxes as of December 31, were as follows (dollars in thousands):

Deferred Tax Assets:	2024	2023
Allowance for credit losses	$1,707	$1,747
Allowance for unfunded commitments	136	146
Split Dollar Life Insurance	3	3
Nonqualified deferred compensation	768	804
Low-income housing partnerships losses	477	444
Core deposit amortization	30	30
Lease Liability	124	148
Prepaid pension	42	44
Unvested restricted stock	78	61
Net unrealized loss on securities available for sale	7,393	8,446
Investment in limited liability companies	49	-
Other	82	-
Total Assets	$10,889	$11,873

Deferred Tax Liabilities:	2024	2023
Unearned low-income housing credits	$4	$15
Depreciation	592	738
Investment in limited liability companies	-	47
Unfunded pension benefit obligation	117	201
Goodwill tax amortization	594	589
Right of Use Asset	117	142
Total Liabilities	1,424	1,732
Net Deferred Tax Asset	$9,465	$10,141

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates (dollars in thousands):

	2024	2023
Tax expense at federal statutory rates	$1,664	$425
Increases (decreases) in taxes resulting from:
Tax-exempt income	(191)	(288)
LIH and historic credits	(775)	(853)
Other	(60)	(30)
Total Income Tax Expense (Benefit)	$638	$(746)

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with accounting guidance related to income taxes. The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2021.

NOTE 19 REVENUE RECOGNITION

The majority of the Company’s noninterest income is generated from short-term contracts for fees on deposit accounts, ATM and check cards, and annuity and insurance commissions that is accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Service charges on deposit accounts consist of account maintenance charges and overdrawn account fees. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Wealth management income consists primarily of commissions received on mutual funds and other investment sales that are recognized on the trade date, which is when the Company has satisfied its performance obligation. Title insurance and real estate settlement services revenue is recognized at the time the real estate transaction is completed. ATM and Check Card Fees are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. The Company’s performance obligation is generally satisfied, and the related revenue recognized, immediately, when the transaction occurs, or by month-end. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for December 31, 2024 and 2023 consisted of the following (dollars in thousands).

	Twelve Months Ended December 31,
	2024	2023
Noninterest income
Service charges on deposits accounts	$1,193	$1,029
Wealth management income	2,181	1,722
Title insurance income	1,489	1,334
ATM and check card fees	3,101	3,021
Other	269	408
Within scope of ASC 606	8,233	7,514
Not within scope of ASC 606	2,533	2,603
Total noninterest income	$10,766	$10,117

NOTE 20 RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

The Company’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of the Company and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $20.6 million and $22.2 million at December 31, 2024 and 2023, respectively. During 2024, $3.8 million advances or new loans were made and repayments totaled $4.0 million. There was a net decrease of $1.4 million due to changes in individuals classified as a related party.

Deposits from related parties held by the Bank at December 31, 2024 and 2023 amounted to $8.4 million and $11.8 million respectively.

NOTE 21 PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by F&M Bank Corp. (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2024, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $9.6 million or 11.13% of the consolidated shareholders’ equity. The Bank paid $3.7 million in dividends to the Parent Company in 2024.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Assets
Cash and cash equivalents	$3,043	$1,781
Investment in subsidiaries	88,074	81,943
Other assets	2,174	1,763
Total assets	$93,291	$85,487

Liabilities and Stockholders’ Equity
Long-term borrowings	6,975	6,932
Other liabilities	178	232
Total liabilities	7,153	7,164
Total shareholders' equity	86,138	78,323
Total liabilities and shareholders' equity	$93,291	$85,487

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

YEARS ENDED December 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Income
Dividends received from subsidiaries	$5,151	$-
Other operating income	98	45
Total income	5,249	45
Expenses
Interest expense	462	459
Other operating expenses	42	15
Total expenses	504	474
Net income (loss) before income taxes and equity in undistributed net income from subsidiaries	4,745	(429)
Income tax benefit	(49)	(143)
Equity in undistributed net income from subsidiaries	2,491	3,057
Net Income	$7,285	$2,771

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Operating activities:
Net income	$7,285	$2,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(2,491)	(3,057)
Amortization of debt issuance costs	43	42
(Increase) decrease in other assets	(261)	(900)
(Decrease) increase in other liabilities	(54)	(540)
Share based compensation expense	226	259
Net cash provided by (used in) operating activities	4,748	(1,425)

Investing activities:
Purchase limited liability interest	(150)	(250)
Net cash used in investing activities	(150)	(250)

Financing activities:
Proceeds from the sale of common stock	194	292
Proceeds from issuance of common stock	120	29
Dividends paid in cash	(3,650)	(3,612)
Net cash used in financing activities	(3,336)	(3,291)

Increase (decrease) in cash and cash equivalents	1,262	(4,966)
Cash and cash equivalents, beginning of the year	1,781	6,747
Cash and cash equivalents, end of the year	$3,043	$1,781

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Because of the inherent limitations in all control systems, the Company believes that no system of controls, no matter how well designed and operated, can provide absolute assurance that all control issues have been detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Yount, Hyde & Barbour, P.C., regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2024. This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2025 Annual Meeting of Shareholders to be held on May 17, 2025 (“Proxy Statement”), under the captions “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “Executive Officers who are not Directors.”

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

The Company has adopted an insider trading and reporting policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees. The Company does not transact in its own securities if it is aware of material nonpublic information about the Company. The Company believes that these policies are reasonably designed to promote compliance with insider trading laws, rules, regulations, and listing standards applicable to the Company. A copy of our insider trading and reporting policy is filed as Exhibit 19.1 to this report.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8 on pages 34 through 42:

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

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from Exhibit 3.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 28, 2025.
4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.
4.3	Form of 2030 Subordinated Note, incorporated herein by reference from Exhibit 4.2 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
10.1+	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.2+	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3+

Employment Agreement, dated December 30, 2020, by and between F&M Bank Corp. and Barton E. Black, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 6, 2021.

10.4+	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.
10.5+	Form of Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.7 from F&M Bank Corp.’s Form 10-K, filed March 22, 2023.
10.6	Form of Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed July 31, 2020.
10.7+

Employment Agreement, dated January 4, 2021, by and between F&M Bank Corp. and Aubrey Michael Wilkerson, incorporated herein by reference from Exhibit 10.10 from F&M Bank Corp.’s Annual Report on Form 10-K, filed March 22, 2023.

10.8+

Employment Agreement, dated October 18, 2022, by and between F&M Bank Corp. and Lisa F. Campbell, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed October 24, 2022.

10.9+	F&M Bank Corp. 2023 Directors Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to F&M Bank Corp.’s Registration Statement on Form S-8 (No. 333-279300), filed May 10, 2024.
16.1	Letter of Yount, Hyde & Barbour, P.C., dated January 28, 2025 incorporated herein by reference to Exhibit 16.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 28, 2025.
19.1	F&M Bank Corp. Insider Trading and Reporting Policy
21.1	Subsidiaries of the Registrant
23.1	Consent of Yount, Hyde & Barbour, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

104	The cover page from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included with Exhibit 101)

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

F & M Bank Corp. (Registrant)

By:	/s/ Aubrey M. Wilkerson	March 28, 2025
	Aubrey M. Wilkerson	Date
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Aubrey M. Wilkerson	Director and Chief Executive Officer	March 28, 2025
Aubrey M. Wilkerson	(Principal Executive Officer)

/s/ Lisa F. Campbell	Executive Vice President and	March 28, 2025
Lisa F. Campbell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael W. Pugh	Director, Chair	March 28, 2025
Michael W. Pugh

/s/ E. Ray Burkholder	Director	March 28, 2025
E. Ray Burkholder

/s/ Neil Houff	Director	March 28, 2025
Neil Houff

/s/ Hannah Hutman	Director	March 28, 2025
Hannah Hutman

/s/ Anne Keeler	Director	March 28, 2025
Anne Keeler

/s/ Christopher S. Runion	Director	March 28, 2025
Christopher S. Runion

/s/ Daphyne Thomas	Director	March 28, 2025
Daphyne Thomas

/s/ John Willingham	Director	March 28, 2025
John Willingham

/s/ Dean W. Withers	Director	March 28, 2025
Dean W. Withers

/s/ Peter H. Wray	Director	March 28, 2025
Peter H. Wray

