Form 10-Q
period 2025-03-31
F&M BANK CORP
filed 2025-05-15
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2025
Common Stock, par value ‑ $5 per share	3,563,150 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2025

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2025	2024*
	(Unaudited)
Assets
Cash and due from banks	$21,848	$18,685
Money market funds and interest-bearing deposits in other banks	319	298
Federal funds sold	67,296	37,524
Cash and cash equivalents	89,463	56,507

Securities Available for sale, at fair value	321,158	327,670
Other investments	2,254	2,399

Loans held for sale, at fair value	634	2,283

Loans held for investment, net of deferred fees and costs	827,007	839,949
Less: allowance for credit losses	(7,762)	(8,129)
Net loans held for investment	819,245	831,820

Bank premises and equipment, net	21,998	22,192
Other real estate owned	77	77
Interest receivable	4,957	4,939
Goodwill	3,082	3,082
Bank owned life insurance	23,796	23,607
Deferred tax asset, net	8,445	9,465
Other assets	17,050	17,970
Total Assets	$1,312,159	$1,302,011

Liabilities
Deposits:
Noninterest bearing	$271,400	$260,301
Interest bearing	928,621	934,804
Total deposits	1,200,021	1,195,105

Long-term debt	6,986	6,975
Other liabilities	13,841	13,793
Total Liabilities	1,220,848	1,215,873

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,563,910 (2025) and 3,525,649 (2024) shares issued and outstanding	17,466	17,383
Additional paid in capital	11,476	11,463
Retained earnings	86,209	84,669
Accumulated other comprehensive loss	(23,840)	(27,377)
Total Shareholders’ Equity	91,311	86,138
Total Liabilities and Shareholders’ Equity	$1,312,159	$1,302,011

*2024 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
Interest and Dividend income	2025	2024
Interest and fees on loans held for investment	$13,465	$13,352
Interest and fees on loans held for sale	24	17
Interest from money market funds and federal funds sold	652	158
Interest and dividends on interest bearing deposits and other investments	30	173
Interest from debt securities	2,093	1,877
Total interest and dividend income	16,264	15,577

Interest expense
Total interest on deposits	6,700	6,337
Interest on short-term debt	3	995
Interest on long-term debt	117	116
Total interest expense	6,820	7,448

Net interest income	9,444	8,129

(Recovery of) provision for credit losses - loans	(180)	894
Provision for (recovery of) credit losses – unfunded commitments	76	(70)
Total (Recovery of) Provision for Credit Losses	(104)	824

Net Interest Income After (Recovery of) Provision for Credit Losses	9,548	7,305

Noninterest income
Service charges on deposit accounts	312	273
Wealth management income	676	581
Mortgage banking income	602	388
Title insurance income	356	303
Income on bank owned life insurance	209	182
Low income housing partnership amortization	(196)	(197)
ATM and check card fees	764	727
Other operating income	124	77
Total noninterest income	2,847	2,334

Noninterest expense
Salaries	4,127	3,780
Employee benefits	1,116	866
Occupancy expense	408	374
Equipment expense	328	323
FDIC assessment	265	258
Legal and professional expense	479	484
ATM and check card fees	327	292
Data processing fees	916	720
Other operating expenses	1,558	1,326
Total noninterest expense	9,524	8,423

Income before income taxes	2,871	1,216
Income tax expense (benefit)	414	(1)
Net Income	$2,457	$1,217

Per Common Share Data
Net income (basic and diluted)	$0.70	$0.35
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,530,700	3,490,371

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net Income	$2,457	$1,217

Other comprehensive income (loss):
Unrealized gain (loss) on available-for sale securities, net of income tax expense of $940 and income tax benefit of $270 for the three months ended March 31, 2025 and 2024, respectively	3,537	(1,010)

Total other comprehensive income (loss)	3,537	(1,010)

Total comprehensive income	$5,994	$207

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2025 and 2024.

					Accumulated
			Additional		Other
	Common Stock		Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance December 31, 2023	3,485,570	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	-	1,217	-	1,217
Other comprehensive loss	-	-	-	-	(1,010)	(1,010)
Dividends on common stock	-	-	-	(905)	-	(905)
Common stock issued	2,714	14	36	-	-	50
Net restricted common stock activity	27,729	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	41	(41)	-	-	-
Stock-based compensation expense	-	-	59	-	-	59
Balance, March 31, 2024	3,516,013	$17,318	$11,097	$81,346	$(32,027)	$77,734

Balance December 31, 2024	3,525,649	$17,383	$11,463	$84,669	$(27,377)	$86,138
Net income	-	-	-	2,457	-	2,457
Other comprehensive income	-	-	-	-	3,537	3,537
Dividends on common stock	-	-	-	(917)	-	(917)
Common stock issued	5,090	25	76	-	-	101
Net restricted common stock activity	33,171	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	(77)
Stock-based compensation expense	-	-	72	-	-	72
Balance, March 31, 2025	3,563,910	$17,466	$11,476	$86,209	$(23,840)	$91,311

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$2,457	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	356
Amortization of intangibles	8	3
Amortization of securities	192	180
Proceeds from loans held for sale	10,849	11,544
Loans held for sale originated	(8,763)	(11,659)
Gain on sale of loans held for sale	(437)	(151)
(Recovery of) provision for credit losses	(104)	823
Increase in interest receivable	(18)	(60)
Decrease (Increase) in deferred tax asset	80	(2)
Decrease in other assets	929	1,467
Increase in other liabilities	(28)	(840)
Amortization of limited partnership investments	196	197
Amortization of debt issuance costs	11	11
Income from life insurance investment	(209)	(182)
Gain on the sale of assets held for sale	(43)	-
Gain on the sale of OREO	-	(21)
Stock-based compensation expense	72	59
Net cash provided by operating activities	5,517	2,942

Cash flows from investing activities
Proceeds from maturity of investments available for sale	21,360	5,000
Purchases of investments available for sale	(15,359)	-
Proceeds from paydowns of mortgage-backed securities	4,796	3,189
Investment in restricted stock, net	(5)	(33)
Net decrease (increase) loans held for investment	12,755	(4,587)
Proceeds from the sale of OREO	-	76
Net purchase of property and equipment	(131)	(70)
Net cash provided by investing activities	23,416	3,575

Cash flows from financing activities
Net change in deposits	4,916	23,107
Dividends paid in cash	(917)	(905)
Proceeds from issuance of common stock	24	50
Net cash provided by financing activities	4,023	22,252

Net increase in Cash and Cash Equivalents	32,956	28,769
Cash and cash equivalents, beginning of period	56,507	23,717
Cash and cash equivalents, end of period	$89,463	$52,486
Supplemental Cash Flow information:
Cash paid for: Interest	$7,388	$7,248
Taxes	-	-
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$4,477	$(1,280)

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”),  Farmers & Merchants Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and to accepted practices within the banking industry.

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for credit losses. The unaudited consolidated financial statements in this report have been prepared in accordance with GAAP for interim financial information. Accordingly, these financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited consolidated financial statements include, in the opinion of management, all adjustments necessary to present a fair statement of the financial position and the results of operations for all periods presented.

All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Reporting

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2025 and December 31, 2025, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.3 million and $1.5 million at March 31, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.7 million and $3.5 million at March 31, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s consolidated statements of income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees. The allowance for unfunded commitments is included in other liabilities on the Company’s consolidated balance sheets.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,076	$-	$1,214	$13,862
U. S. Government agencies	57,996	-	4,424	53,572
Municipal securities	39,731	-	2,324	37,407
Mortgage-backed securities	208,540	233	21,423	187,350
Corporate debt securities	30,550	-	1,583	28,967
Total Securities Available for Sale	$351,893	$233	$30,968	$321,158

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$20,072	$-	$1,458	$18,614
U. S. Government agencies	72,995		5,270	67,725
Municipal securities	40,674	-	2,467	38,207
Mortgage-backed securities	198,591	158	23,800	174,949
Corporate debt securities	30,550	-	2,375	28,175
Total Securities Available for Sale	$362,882	$158	$35,370	$327,670

The amortized cost and fair value of securities at March 31, 2025, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$16,948	$16,769
Due after one year through five years	100,174	94,568
Due after five years	70,222	65,132
Due after ten years	164,549	144,689
Total	$351,893	$321,158

There were no sales of available for sale securities in the first quarter of 2025 or 2024.

The following tables show the present fair value and gross unrealized losses (dollars in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $28.8 million and $9.0 million, as of March 31, 2025 and December 31, 2024, respectively.

	Less than 12 Months		More than 12 Months		Total
March 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$13,862	$1,214	$13,862	$1,214
U. S. Government agencies	-	-	53,572	4,424	53,572	4,424
Municipal securities	8,583	171	28,362	2,153	36,945	2,324
Mortgage-backed securities	34,421	343	124,636	21,080	159,057	21,423
Corporate debt securities	995	5	27,972	1,578	28,967	1,583
Total Securities Available for Sale	$43,999	$519	$248,404	$30,449	$292,403	$30,968

	Less than 12 Months		More than 12 Months		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$18,614	$1,458	$18,614	$1,458
U. S. Government agencies	-	-	67,725	5,270	67,725	5,270
Municipal securities	9,971	139	28,236	2,328	38,207	2,467
Mortgage-backed securities	39,461	603	126,470	23,197	165,931	23,800
Corporate debt securities	1,463	37	26,712	2,338	28,175	2,375
Total Securities Available for Sale	$50,895	$779	$267,757	$34,591	$318,652	$35,370

At March 31, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $24.4 million and $23.7 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate debt securities in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage-backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

The Company had securities with a market value of $120.3 million pledged to the Federal Reserve Discount Window as of March 31, 2025. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first three months of 2025. Additionally, the Company had securities with a market value of $9.1 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of March 31, 2025, other investments consisted of restricted stock in the Federal Reserve Bank (“FRB”) (carrying basis of $1.1 million at March 31, 2025 and December 31, 2024), Federal Home Loan Bank (“FHLB”) (carrying basis of $925 thousand and $920 thousand at March 31, 2025 and December 31, 2024, respectively), in Farmer Mac stock (carrying basis of $4 thousand at March 31, 2025 and December 31, 2024), and in the Company correspondent bank (carrying value of $50 thousand at March 31, 2025 and December 31, 2024). Additionally, the Company has an equity investment in the community bank stock of National Bankshares Inc. totaling $135 thousand at March 31, 2025 and December 31, 2024. Other investments are carried at cost.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
1-4 Family residential construction	$24,377	$25,102
Other construction, land development and land	61,275	58,208
Secured by farmland	88,323	86,016
Home equity – open end	50,245	49,542
Real estate	219,105	213,081
Home equity – closed end	6,362	6,137
Multifamily	10,670	10,804
Owner-occupied commercial real estate	81,724	86,169
Other commercial real estate	97,177	98,189
Agricultural loans	16,450	17,928
Commercial and industrial	55,948	64,901
Credit cards	3,267	3,524
Automobile loans	97,637	104,271
Other consumer loans	10,441	11,915
Municipal loans	4,649	4,901
Gross loans	827,650	840,688
Unamortized net deferred loan fees	(643)	(739)
Less allowance for credit losses	7,762	8,129
Net loans	$819,245	$831,820

The table above does not include loans held for sale of $634 thousand and $2.3 million at March 31, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.7 million and $3.5 million at March 31, 2025 and 2024, respectively. For the quarters ended March 31, 2025, and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $322.2 million and $306.7 million as of March 31, 2025, and 2024, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated (dollars in thousands).

March 31, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$24,377	$24,377
Other construction, land development and land	158	-	-	23	61,094	61,275
Secured by farmland	-	-	-	-	88,323	88,323
Home equity – open end	301	-	-	405	49,539	50,245
Real estate	2,240	224	-	1,643	214,998	219,105
Home Equity – closed end	-	-	-	-	6,362	6,362
Multifamily	-	-	-	-	10,670	10,670
Owner-occupied commercial real estate	89	1,387	-	4,640	75,608	81,724
Other commercial real estate	77	-	-	785	96,315	97,177
Agricultural loans	-	-	-	171	16,279	16,450
Commercial and industrial	264	783	-	709	54,192	55,948
Credit Cards	23	43	6	-	3,195	3,267
Automobile loans	1,843	402	-	517	94,875	97,637
Other consumer loans	76	46	-	48	10,271	10,441
Municipal loans	-	-	-	-	4,649	4,649
Gross loans	5,071	2,885	6	8,941	810,747	827,650
Less: Unamortized net deferred loan fees	-	-	-	-	(643)	(643)
Total	$5,071	$2,885	$6	$8,941	$810,104	$827,007

December 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$25,102	$25,102
Other construction, land development and land	-	10	-	14	58,184	58,208
Secured by farmland	-	-	-	53	85,963	86,016
Home equity – open end	130	-	-	501	48,911	49,542
Real estate	1,799	877	-	916	209,489	213,081
Home Equity – closed end	-	-	-	-	6,137	6,137
Multifamily	-	-	-	-	10,804	10,804
Owner-occupied commercial real estate	124	-	-	3,416	82,629	86,169
Other commercial real estate	-	-	-	785	97,404	98,189
Agricultural loans	-	-	-	171	17,757	17,928
Commercial and industrial	849	46	-	768	63,238	64,901
Credit Cards	41	19	32	-	3,432	3,524
Automobile loans	2,153	304	-	397	101,417	104,271
Other consumer loans	95	10	-	24	11,786	11,915
Municipal loans	-	-	-	-	4,901	4,901
Gross loans	5,191	1,266	32	7,045	827,154	840,688
Less: Unamortized net deferred loan fees	-	-	-	-	(739)	(739)
Total	$5,191	$1,266	$32	$7,045	$826,415	$839,949

There were $8.9 million and $7.0 million in nonaccrual loans at March 31, 2025 and 2024, respectively.  There was no income recognized on nonaccrual loans during the three months ended March 31, 2025 and 2024.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	March 31, 2025			December 31, 2024
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
Other construction, land development and land	$23	$-	$23	$14	$-	$14
Secured by farmland	-	-	-	53	-	53
Home equity – open end	405	-	405	501	-	501
Real estate	1,643	-	1,643	916	-	916
Owner-occupied commercial real estate	3,400	1,240	4,640	2,147	1,269	3,416
Other commercial real estate	785	-	785	785	-	785
Agricultural loans	171	-	171	171	-	171
Commercial and industrial	709	-	709	768	-	768
Automobile loans	517	-	517	397	-	397
Other consumer loans	48	-	48	24	-	24
Total loans	$7,701	$1,240	$8,941	$5,776	$1,269	$7,045

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would not otherwise consider. The Company refers to such loan modifications as troubled loan modifications (“TLMs”). There were no loans modified for borrowers experiencing financial difficulty in the three months ended March 31, 2025 or 2024.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	March 31, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$-	$6	$-	$-	$6
Owner occupied commercial real estate	5,433	-	-	1,205	6,638
Automobile loans	41	-	-	12	53
Total modified loans	$5,474	$6	$-	$1,217	$6,697

	December 31, 2024
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$7	$-	$-	$-	$7
Owner occupied commercial real estate	6,653	-	-	-	6,653
Other commercial real estate	10	-	-	-	10
Automobile loans	62	35	-	-	111
Total modified loans	$6,732	$49	$-	$-	$6,781

At March 31, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs modified in the preceding twelve months and had a payment default during the periods stated (dollars in thousands).

	For the three months ended March 31,
	2025			2024
	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and deferral
Real estate	1	$6	0.01%	-	-	0.00%
Automobile loans	2	14	0.03%	-	-	0.00%
Total term extension and deferral	3	$20		-	-

Other than temporary payment delay
Owner occupied commercial real estate	1	$1,205	1.47%	-	-	0.00%
Total other than temporary payment delay	1	$1,205		-	-

Total	4	$1,225		-	-

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

The following table presents an analysis of collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	March 31, 2025		December 31, 2024
	Real Estate	Business/Other Assets	Real Estate	Business/Other Assets
Real estate	$799	$-	$-	$-
Owner-occupied commercial real estate	4,592	-	3,416	-
Other commercial real estate	785	-	785	-
Commercial and industrial	-	605	-	605
Total loans	$6,176	$605	$4,201	$605

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$779	$-	$-	$-	$23,598	$24,377
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	779	-	-	-	23,598	24,377
Current period gross write-offs	-	-	-	-	-	-	-	-
Other construction, land development and land
Pass	512	2,507	14,500	7,128	4,443	9,034	21,956	60,080
Watch	-	-	-	-	-	-	126	126
Substandard	-	-	-	-	-	533	536	1,069
Total Other construction, land development and land	512	2,507	14,500	7,128	4,443	9,567	22,618	61,275
Current period gross write-offs	-	-	-	-	-	-	-	-
Secured by farmland
Pass	2,315	5,677	9,252	12,806	12,733	32,932	9,615	85,330
Watch	-	155	-	1,667	-	737	-	2,559
Substandard	-	-	-	319	-	-	115	434
Total Secured by farmland	2,315	5,832	9,252	14,792	12,733	33,669	9,730	88,323
Current period gross write-offs	-	-	-	-	-	-	-	-
Home equity – open end
Pass	-	-	-	-	-	106	49,570	49,676
Watch	-	-	-	-	-	-	569	569
Substandard	-	-	-	-	-	-	-	-
Total Home equity - open end	-	-	-	-	-	106	50,139	50,245
Current period gross write-offs	-	-	-	-	-	-	-	-
Real estate
Pass	6,371	21,892	58,942	43,355	13,204	68,892	-	212,656
Watch	-	1,442	1,450	-	-	219	-	3,111
Substandard	-	-	302	85	809	2,142	-	3,338
Total Real estate	6,371	23,334	60,694	43,440	14,013	71,253	-	219,105
Current period gross write-offs	-	-	-	-	-	-	-	-
Home Equity – closed end
Pass	416	705	2,444	210	84	2,503	-	6,362
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home Equity - closed end	416	705	2,444	210	84	2,503	-	6,362
Current period gross write-offs	-	-	-	-	-	-	-	-
Multifamily
Pass	-	2,122	-	2,616	1,300	2,373	2,259	10,670
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,122	-	2,616	1,300	2,373	2,259	10,670
Current period gross write-offs	-	-	-	-	-	-	-	-
Owner-occupied commercial real estate
Pass	-	7,428	2,193	16,949	15,388	24,155	2,165	68,278
Watch	-	-	-	-	-	1,083	-	1,083
Substandard	-	1,163	-	-	-	9,005	2,195	12,363
Total Owner-occupied commercial real estate	-	8,591	2,193	16,949	15,388	34,243	4,360	81,724
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	-	382	9,201	29,223	11,549	35,033	1,989	87,377
Watch	-	-	-	-	-	1,005	-	1,005
Substandard	-	7,924	-	-	-	871	-	8,795
Total Other commercial real estate	-	8,306	9,201	29,223	11,549	36,909	1,989	97,177
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Agricultural loans
Pass	1,286	2,534	1,901	1,492	266	143	8,091	15,713
Watch	417	-	-	13	-	24	-	454
Substandard	-	-	112	21	-	-	150	283
Total Agricultural loans	1,703	2,534	2,013	1,526	266	167	8,241	16,450
Current period gross write-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Pass	2,767	14,172	3,990	6,300	3,427	887	22,283	53,826
Watch	-	405	-	59	-	-	447	911
Substandard	-	-	342	27	608	-	234	1,211
Total Commercial and industrial	2,767	14,577	4,332	6,386	4,035	887	22,964	55,948
Current period gross write-offs	-	-	-	-	-	-	-	-
Credit Cards
Pass	-	-	-	-	-	-	3,261	3,261
Substandard	-	-	-	-	-	-	6	6
Total Credit cards	-	-	-	-	-	-	3,267	3,267
Current period gross write-offs	-	-	-	-	-	-	15	15
Automobile loans
Pass	5,006	24,422	33,967	22,011	8,892	2,805	-	97,103
Watch	-	-	-	-	-	-	-	-
Substandard	-	80	137	141	117	59	-	534
Total Automobile loans	5,006	24,502	34,104	22,152	9,009	2,864	-	97,637
Current period gross write-offs	-	83	139	135	16	24	-	397
Other consumer loans
Pass	596	3,257	2,697	2,186	757	551	349	10,393
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	11	25	12	-	-	48
Total Other consumer loans	596	3,257	2,708	2,211	769	551	349	10,441
Current period gross write-offs	-	-	-	1	-	-	-	1
Municipal loans
Pass	-	-	-	-	576	4,073	-	4,649
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	576	4,073	-	4,649
Current period gross write-offs	-	-	-	-	-	-	-	-
Total loans	$19,686	$96,267	$142,220	$146,633	$74,165	$199,165	$149,514	827,650
Less: Unamortized net deferred loan fees								(643)
Loans held for investment								$827,007
Current period gross write-offs	$-	$83	$139	$136	$16	$24	$15	$413

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024 (dollars in thousands):

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over  their estimated life, which are the same loss rates that are used in computing the ACL . The ACL for unfunded commitments is classified on the balance sheet within Other liabilities.

The following tables detail the changes in the ACL for the three months ended March 31, 2025 and 2024 (dollars in thousands).

	For the three months ended March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Recovery of provision for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$(6)	$252
Other construction, land development and land	1,551	-	-	107	1,658
Secured by farmland	946	-	-	97	1,043
Home equity – open end	197	-	24	(30)	191
Real estate	606	-	1	85	692
Home Equity – closed end	99	-	-	(16)	83
Multifamily	190	-	-	(158)	32
Owner-occupied commercial real estate	809	-	-	(96)	713
Other commercial real estate	105	-	-	(22)	83
Agricultural loans	27	-	-	(2)	25
Commercial and industrial	982	-	3	(159)	826
Credit Cards	87	15	6	1	79
Automobile loans	1,956	397	164	171	1,894
Other consumer loans	301	1	28	(137)	191
Municipal loans	15	-	-	(15)	-
Total allowance for credit losses - loans	$8,129	$413	$226	$(180)	$7,762
Allowance for credit losses – unfunded commitments	$649	$-	$-	$76	$725

	For the three months ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$20	$734
Other construction, land development and land	1,287	-	-	58	1,345
Secured by farmland	815	-	-	10	825
Home equity – open end	180	-	25	(24)	181
Real estate	810	-	1	4	815
Home Equity – closed end	77	-	-	23	100
Multifamily	181	-	-	62	243
Owner-occupied commercial real estate	1,221	-	-	93	1,314
Other commercial real estate	166	-	-	12	178
Agricultural loans	20	-	-	1	21
Commercial and industrial	1,034	204	27	(50)	807
Credit Cards	81	9	10	2	84
Automobile loans	1,443	757	135	638	1,459
Other consumer loans	292	41	6	28	285
Municipal loans	-	-	-	17	17
Total allowance for credit losses - loans	$8,321	$1,011	$204	$894	$8,408
Allowance for credit losses – unfunded commitments	$690	$-	$-	$(70)	$620

NOTE 5 LEASES

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and adjusted for prepaid rent, initial direct costs, and any incentives received from the lessor. The right-of-use assets are included in other assets and the lease liability in other liabilities in the consolidated balance sheets.

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term. The Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably assured of being exercised.  The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company has three operating leases for office properties.

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2025
Lease Liabilities	$558
Right-of-use assets	$524
Weighted average remaining lease term (years)	9.13 years
Weighted average discount rate	3.47%

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost	$30	$52
Total lease cost	$30	$52
Cash paid for amounts included in the measurement of lease liabilities	$34	$58

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

March 31, 2025
Nine months ending December 31, 2025	$79
Twelve months ending December 31, 2026	70
Twelve months ending December 31, 2027	56
Twelve months ending December 31, 2028	57
Twelve months ending December 31, 2029	59
Thereafter	346
Total undiscounted cash flows	$667
Discount	(109)
Lease liabilities	$558

NOTE 6 REGULATORY CAPITAL MATTERS

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2025, the Bank meets all capital adequacy requirements to which they are subject.

“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

	Actual		Minimum Required Capital		Minimum Required to be Well Capitalized
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$122,096	13.50%	$72,331	8.00%	$90,414	10.00%
Tier 1 risk-based ratio	113,610	12.57%	54,248	6.00%	72,331	8.00%
Common equity tier 1	113,610	12.57%	40,686	4.50%	58,769	6.50%
Tier 1 leverage ratio	113,610	8.50%	53,442	4.00%	66,803	5.00%

December 31, 2024
Total risk-based ratio	$120,892	13.39%	$72,223	8.00%	$90,279	10.00%
Tier 1 risk-based ratio	112,114	12.42%	54,168	6.00%	72,223	8.00%
Common equity tier 1	112,114	12.42%	40,626	4.50%	58,682	6.50%
Tier 1 leverage ratio	112,114	8.23%	54,472	4.00%	68,090	5.00%

NOTE 7 FAIR VALUE MEASUREMENTS

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

Fair Value – Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities - When quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discount cash flow methods. Level 2 securities included U.S. agency securities, mortgage-backed agency securities, obligations of state and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The carrying value of restricted stock approximates fair value based upon the redemption provisions of each entity and is therefore excluded from the following table.

Loans held for sale – Mortgage loans originated and intended for sale in the secondary market are carried fair value, which  is based on the price secondary markets are currently offering for similar loans using observable market data. Changes in fair value are recognized in mortgage banking income on the consolidated statements of income (Level 2).

Derivative financial instruments - Derivative instruments used to hedge residential mortgage loans held for sale and the related interest rate lock commitments include forward commitments to sell mortgage loans and are reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated (dollars in thousands):

March 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasury securities	$13,862	$-	$13,862	$-
U.S. Government agencies	53,572	-	53,572	-
Municipal securities	37,407	-	37,407	-
Mortgage-backed securities	187,350	-	187,350	-
Corporate debt securities	28,967	-	4,552	24,415
Total securities available for sale	$321,158	$-	$296,743	$24,415
Other assets
Loans held for sale	$634	$-	$634	$-
Forward sales commitments	46	-	46	-
Other liabilities
IRLC	$17	$-	$17	$-

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasury securities	$18,614	$-	$18,614	$-
U.S. Government agencies	67,725	-	67,725	-
Municipal securities	38,207	-	38,207	-
Mortgage-backed securities	174,949	-	174,949	-
Corporate debt securities	28,175	-	4,512	23,663
Total securities available for sale	$327,670	$-	$304,007	$23,663
Other assets
Loans held for sale	$2,283	$-	$2,283	$-
IRLC	18	-	18	-
Forward sales commitments	41	-	41	-

Fair Value - Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Collateral Dependent Loans - Collateral-dependent loans are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate, securities, or business assets, including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

Other Real Estate Owned (“OREO”)- Certain assets such as OREO are measured at fair value less estimated costs to sell. Valuation of OREO is generally determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated (dollars in thousands).

	March 31, 2025
	Balance	Level 1	Level 2	Level 3
Collateral dependent loans	$6,781	$-	$-	$6,781
OREO	77	-	-	77

	December 31, 2024
	Balance	Level 1	Level 2	Level 3
Collateral dependent loans	$4,806	$-	$-	$4,806
OREO	77	-	-	77

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated (dollars in thousands).

	Balance at March 31, 2025	Unobservable Input	Discount
Collateral dependent loans
Discounted appraised value technique	$6,781	Discount rate	25%
		Selling costs	9% - 29%
OREO
Discounted sales price technique	77	Discount rate	25%
		Selling costs	8%

	Balance at December 31, 2024	Unobservable Inputs	Discount
Collateral dependent loans
Discounted appraised value technique	$4,806	Discount rate	25%
		Selling costs	9% - 10%
OREO
Discounted sales price technique	77	Discount rate	25%
		Selling costs	8%

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

The carrying values of cash and due from banks, federal funds sold, and restricted cash are of such short duration that carrying value reasonably approximates fair value (Level 1).

The carrying values of accrued interest receivable and accrued interest payable are of such short duration that carrying value reasonably approximates fair value (Level 2).

The carrying value of restricted equity investments approximates fair value based on the redemption provisions of the issuer (Level 2). The fair value of other investments is approximated by its carrying value (Level 3).

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans, and all other loans. The results are then adjusted to account for credit risk as described above. The fair value of the Company’s loan portfolio also considers illiquidity risk through the use of a discounted cash flow model to compensate for, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of both credit risk and illiquidity risk provides an estimated exit price for the Company’s loan portfolio. Loans held for investment are reported as Level 3.

The carrying value of BOLI reasonably approximates fair value, as these policies are reported at their cash surrender value, which is estimated based on information provided by insurance carriers (Level 3).

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair values of time deposits were obtained using a discounted cash flow calculation that includes a market rate analysis of the current rates offered by market participants for time deposits that mature in the same period. Time deposits are reported as Level 3.

The fair value of the FHLB borrowings is estimated by discounting the future cash flows using current interest rates offered for similar advances (Level 2).

The fair value of the Company’s subordinated notes is estimated by utilizing recent issuance interest rates for subordinated debt offerings of similar issuer size (Level 3).

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Borrowers with fixed rate obligations may be less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates may be more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

The following tables (dollars in thousands) present estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates indicated presented in accordance with the applicable accounting guidance.

	March 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$89,463	$89,463	$-	$-	$89,463
Securities available for sale	321,158	-	321,158	-	321,158
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	634	-	634	-	634
Loans held for investment, net	819,245	-	-	805,414	805,414
Interest receivable	4,957	-	4,957	-	4,957
Bank owned life insurance	23,796	-	23,796	-	23,796
Forward sales commitments	46	-	46	-	46
Financial Liabilities
Noninterest-bearing demand deposits	$271,400	$271,400	$-	$-	$271,400
Interest checking	133,537	-	133,537	-	133,537
Savings deposits	541,247	-	541,247	-	541,247
Time deposits	253,837	-	-	253,398	253,398
Long-term debt	6,986	-	-	6,950	6,950
Interest payable	1,332	-	1,332	-	1,332
IRLC	17	-	17	-	17

	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$56,507	$56,507	$-	$-	$56,507
Securities available for sale	327,670	-	327,670	-	327,670
Loans held for sale	2,283	-	2,283	-	2,283
Loans held for investment, net	831,820	-	-	808,812	808,812
Interest receivable	4,939	-	4,939	-	4,939
Bank owned life insurance	23,607	-	23,607	-	23,607
IRLC	18	-	18	-	18
Forward sales commitments	41	-	41	-	41
Financial Liabilities
Noninterest-bearing demand deposits	$260,301	$260,301	$-	$-	$260,301
Interest checking	138,919	-	138,919	-	138,919
Savings deposits	497,577	-	497,577	-	497,577
Time deposits	298,308	-	-	297,920	297,920
Long-term debt	6,975	-	-	6,917	6,917
Interest payable	1,900	-	1,900	-	1,900

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary and VST. F&M Mortgage is a wholly owned subsidiary of the Bank.

The Company, through its subsidiary Bank, operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the FRB. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at fourteen branch offices and a dealer finance division loan production office. The Company offers insurance, mortgage lending, and title insurance through its subsidiaries F&M Mortgage, and VST. The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of March 31, 2025 were unchanged from the policies disclosed in the 2024 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Overview

Net income for the first quarter of 2025 was $2.5 million, or $0.70 per share, compared to $1.2 million, or $0.35 per share, for the first quarter of 2024—an increase of $1.2 million, or $0.35 per share. Return on average assets was 0.76% and return on average equity was 11.31% for the three months ended March 31, 2025, both improving from the prior-year period. The increase in net income was primarily driven by two factors: (1) lower total interest expense following the redemption of short-term debt, and (2) a recovery of provision for credit losses of $104,000, compared to a provision of $823,000 in the prior year, resulting in a net improvement of $927,000 in provision expense. These factors, coupled with an increase of $687,000 in interest income, increased net interest income to $9.4 million at March 31, 2025 from $8.1 million at March 31, 2024.

Net Interest Income and Net Interest Margin

Net interest income for first quarter 2025 was $9.4 million, an increase of $1.3 million over first quarter 2024. Interest income for first quarter 2025 increased $687,000 due to higher interest rates, while interest expense decreased $628,000 due to no short-term debt. Net interest margin for the quarter ended March 31, 2025 was 3.15%, up 45 basis points from the quarter ended March 31, 2024. Higher average balances in loans held for investment and federal funds sold were offset by a decline in average balances of investments and interest-bearing deposits in banks. The earning asset yield increased 26 basis points to 5.43% from 5.17%. Cost of interest-bearing liabilities decreased 20 basis points to 2.94%. Interest expense on deposits increased $363,000 due to an increase in the average balance of savings and time deposits; however, interest expense on debt decreased $991,000 due to redemption of short-term FHLB advances.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months ended March 31,
	2025			2024
	Balance[4]	Interest	Rate[1]	Balance[4]	Interest	Rate[1]
ASSETS
Loans held for investment[2,3]	$831,168	$13,465	6.57%	$823,529	$13,352	6.52%
Loans held for sale	1,425	24	6.83%	2,799	17	2.44%
Federal funds sold	60,159	652	4.40%	10,840	158	5.86%
Interest bearing deposits in banks and other investments	3,176	30	3.83%	10,200	173	6.82%

Investment securities[3]
Taxable	302,917	1,988	2.66%	349,228	1,772	2.04%
Tax exempt	16,145	105	2.64%	16,264	105	2.60%
Total investment securities	319,062	2,093	2.66%	365,492	1,877	2.07%

Total earning assets	1,214,990	16,264	5.43%	1,212,860	15,577	5.17%

Allowance for credit losses	(8,004)			(8,427)
Nonearning assets	99,270			100,229
Total assets	$1,306,256			$1,304,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$137,616	$580	1.71%	$139,257	$605	1.75%
Savings	517,628	3,380	2.65%	497,645	3,291	2.66%
Time deposits	279,585	2,740	3.97%	237,278	2,441	4.14%
Total interest-bearing deposits	934,829	6,700	2.91%	874,180	6,337	2.92%

Federal funds purchased	-	-	-	833	8	3.86%
Short‑term debt	-	3	-	72,582	987	5.47%
Long-term debt	6,980	117	6.80%	6,937	116	6.73%
Total interest-bearing liabilities	941,809	6,820	2.94%	954,532	7,448	3.14%

Noninterest bearing deposits	262,708			257,383
Other liabilities	13,654			15,180
Total liabilities	1,218,171			1,227,095
Shareholders’ equity	88,085			77,567
Total liabilities and shareholders’ equity	$1,306,256			$1,304,662

Net interest earnings		$9,444			$8,129

Net Interest Margin			3.15%			2.70%

___________________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

(Recovery of) Provision for Credit Losses

During first quarter 2025, the Bank recorded a recovery of provision for credit losses of $104,000, compared to a provision of $823,000 in first quarter 2024. The current quarter recovery of provision was the result of a $12.9 million decrease in total loans held for investment and decreased net loan charge-offs during the first three months of 2025. The recovery of provision also included a provision of $76,000 in the reserve for unfunded commitments that resulted from an increase in outstanding loan commitments. At March 31, 2025, the ACL totaled $7.8 million or 0.94% of gross loans outstanding.

Non-interest income

Non-interest income totaled $2.8 million for first quarter 2025, an increase of $513,000. The increase resulted from increases across all categories, notably $214,000 in mortgage banking income, $95,000 in wealth management, and $53,000 in title insurance income. Non-interest income to average assets increased to 0.88% at March 31, 2025 compared to 0.72% at March 31, 2024.

Non-interest Expense

Non-interest expenses totaled $9.5 million for first quarter 2025, compared to $8.4 million for the first quarter 2024, an increase of $1.1 million. Salaries increased $347,000 largely due to higher commissions paid related to wealth management and mortgage banking income, and an increase in bonus accruals. Employee benefits increased $250,000 due to a higher refund (rebate) of health insurance expenses in 2024, and a change from pension income in 2024 to pension expense in 2025. Data processing expense increased $196,000 primarily due to a shift in statement processing costs to data processing as part of our core vendor contract; additionally, new software was implemented to improve financial reporting and efficiency. Other operating expenses rose $154,000 due to an increase in fraud losses and collection expenses. Non-interest expense to average assets increased from 2.60% at March 31, 2024 to 2.96% at March 31, 2025.

Balance Sheet Review

Overview

On March 31, 2025, assets totaled $1.31 billion, a decrease of $10.1 million since December 31, 2024. Total loans decreased by $12.9 million to $827.0 million, including decreases of $9.0 million in commercial and industrial loans, $6.6 million in automobile loans, and $4.4 million in owner-occupied commercial real estate loans. These decreases were offset by increases of $6.1 million in real estate loans, $3.1 million in other construction and land loans, and $2.3 million in loans secured by farmland. Investment securities decreased by $6.5 million due to paydowns on U.S. Agency mortgage-backed securities and bond maturities, which were offset by purchases of $15.4 million. Total deposits grew by $4.9 million to $1.2 billion, with noninterest bearing deposits increasing by $11.1 million and interest-bearing deposits declining by $6.2 million. Long-term debt remained consistent at $7.0 million. Total shareholders’ equity rose by $5.2 million to $91.3 million.

Securities Available for Sale (“AFS”)

The Company’s available-for-sale (AFS) securities portfolio is reported at fair value, based on market prices of comparable instruments. This portfolio mainly includes U.S. Treasury securities, U.S. agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. As of March 31, 2025, the total AFS securities were $321.2 million, down from $327.7 million on December 31, 2024.

This represents a decrease of $6.5 million, or 2.0%. The average balance of the AFS securities portfolio during the first three months of 2025 was $319.1 million, compared to $365.5 million during the same period in 2024. The average AFS securities portfolio accounted for 26.3% and 30.1% of average earning assets for the three months ended March 31, 2025, and 2024, respectively. The decrease in AFS securities is primarily due to maturities and expected paydowns on mortgage-backed securities in the bond portfolio. Net unrealized losses related to the fair value of AFS securities were $30.7 million as of March 31, 2025, compared to $35.2 million as of December 31, 2024. This unrealized loss is attributed to rising market interest rates rather than credit quality. During the period, $26.2 million in mortgage-backed securities and municipal bonds matured or were paid down, of which $15.4 million was reinvested in higher-yielding bonds. Scheduled maturities and paydowns are expected to total $35.2 million in the remaining nine months of 2025. The portfolio’s weighted average life is 5.07 years, with a modified duration of 4.04 years.

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

Loans Held for Investment totaled $827.0 million at March 31, 2025 and decreased $12.9 million from $839.9 million at December 31, 2024. As a percentage of average earning assets, average loans were 68.4% for the three months ended March 31, 2025, compared with 67.9% for the three months ended March 31, 2024.

Loans Held for Sale totaled $634,000 as of March 31, 2025, a decrease of $1.6 million from $2.3 million on December 31, 2024. This category consists of F&M Mortgage loans, which are affected by interest rate changes, seasonal trends, and refinancing activity. All mortgage loans held for sale have been pre-committed to investors, effectively minimizing interest rate risk.

The Company’s loans held for investment portfolio is well-diversified, with first-lien, amortizing residential mortgage loans as the largest segment, representing 26.47% of total loans. Commercial real estate loans, including both owner-occupied and non-owner-occupied properties, comprise $178.9 million, or 21.62% of the portfolio. Automobile loans, originated through the Company’s dealer finance division, total $97.6 million, accounting for 11.80% of the portfolio. Following is a breakdown of the loan portfolio composition as of March 31, 2025, and December 31, 2024 (dollars in thousands):

	March 31, 2025		December 31, 2024
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$24,377	2.95%	$25,102	2.99%
Other construction, land development and land	61,275	7.40%	58,208	6.92%
Secured by farmland	88,323	10.67%	86,016	10.23%
Home equity – open end	50,245	6.07%	49,542	5.89%
Real estate	219,105	26.47%	213,051	25.34%
Home Equity – closed end	6,362	0.77%	6,137	0.73%
Multifamily	10,670	1.29%	10,804	1.29%
Owner-occupied commercial real estate	81,724	9.87%	86,169	10.25%
Other commercial real estate	97,177	11.74%	98,189	11.68%
Agricultural loans	16,450	1.99%	17,928	2.13%
Commercial and industrial	55,948	6.76%	64,901	7.72%
Credit Cards	3,267	0.39%	3,524	0.42%
Automobile loans	97,637	11.80%	104,271	12.40%
Other consumer loans	10,441	1.27%	11,915	1.43%
Municipal loans	4,649	0.56%	4,901	0.58%
Gross loans	$827,650	100.00%	$840,658	100.00%
Unamortized deferred net loan fees	(643)		(739)
Loans held for investment, net of deferred loan fees	$827,007		$839,919

Allowance for Credit Losses

Management has implemented a comprehensive analytical process to evaluate the adequacy of the allowance for credit losses. Refer to the discussion in Note 1 Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements for management’s approach to estimating the ACL.

The Company maintains the ACL at a level deemed adequate by management for expected credit losses. The Company’s ACL is calculated quarterly with any adjustment recorded to the provision for credit losses in the consolidated Statement of Income. Management evaluates the adequacy of the ACL utilizing a defined methodology to determine if it properly addresses the current and expected risks in the loan portfolio, which considers the performance of borrowers and specific evaluation of individually evaluated loans, including historical loss experiences, trends in delinquencies, non-performing loans and other risk assets, and qualitative factors. Risk factors are continuously reviewed and adjusted, as needed, by management when conditions support a change. Management believes its approach properly addresses relevant accounting and bank regulatory guidance for loans both collectively and individually evaluated.

The current quarter recovery of provision for credit losses of $104,000 was a combination of $180,000 recovery of provision for the allowance for loan credit losses, plus $76,000 provision for the allowance for unfunded commitments. The current quarter recovery of provision of $180,000 was driven by net loan charge-offs of $187,000 and decreased loan balances of $12.9 million. There were changes that increased environmental factors for credit quality in the owner and non-owner occupied commercial real estate; for loan review in commercial construction, secured by farmland, real estate, owner and non-owner occupied commercial real estate, loans to farmers, and commercial and industrial; and for other factors in loans secured by farmers. The economic forecast from the Federal Reserve showed improvement in gross domestic product for the next twelve months, lowering the environmental economic factor for non-owner occupied commercial real estate, commercial and industrial, and municipal loans.

As of March 31, 2025, year-to-date net charge-offs totaled $187,000, down from $807,000 during the same period ended March 31, 2024. Gross loans decreased by $12.9 million in the first quarter of 2025 and loans individually analyzed increased $2.0 million. As of March 31, 2025, the ACL was $7.8 million, or 0.94% of loans held for investment, compared to $8.1 million, or 0.97% of loans held for investment, as of December 31, 2024.

The reserve for unfunded commitments increased from $648,000 at December 31, 2024, to $724,000 March 31, 2025 due to increases in loan commitments of $6.2 million in commercial and industrial loans, $2.8 million in owner-occupied commercial real estate, and $2.6 million in 1-4 family construction, coupled with increased environmental factors previously mentioned for these segments.

Asset Quality

Management classifies nonperforming loans as nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. The Company’s nonaccrual loans increased $1.9 million from December 31, 2024, primarily due to one real estate loan ($727,000) and one owner-occupied commercial real estate loan ($1.2 million). The Company determined no reserve was necessary for either loan based on estimated collateral values. For more details on nonperforming loans by segment, see Note 3 Loans and Credit Quality in Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s non-performing assets as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Nonaccrual loans	$8,941	$7,045
Loans past due 90 days and accruing interest	6	32
Total nonperforming loans	8,947	7,077

Other real estate owned	77	77
Total nonperforming assets	$9,024	$7,154

Allowance for credit losses	$7,762	$8,129

Total Loans	$827,007	$839,949

Ratios:
Allowance for credit losses to Total Loans	0.94%	0.97%
Allowance for credit losses to Total nonperforming assets	86.02%	113.58%
Allowance for credit losses to Nonaccrual loans	86.81%	115.39%
Nonaccrual Loans to Total Loans	1.08%	0.84%

Deposits and Other Borrowings

The Company's main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.20 billion at March 31, 2025 and December 31, 2024, however, noninterest bearing deposits increased $11.1 million while interest bearing deposits decreased $6.2 million.

The following table shows the balance of each category of deposits as of the dates indicated (dollars in thousands).

	March 31, 2025		December 31, 2024
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$271,400	22.6%	$260,301	21.8%
Interest Checking	133,537	11.1%	138,919	11.6%
Savings Accounts	541,247	45.1%	497,577	41.6%
Time Deposits	253,837	21.2%	298,308	25.0%
Total deposits	$1,200,021		$1,195,105

Estimated uninsured deposits totaled approximately $148.4 million and $131.9 million at March 31, 2025, and December 31, 2024, respectively.

The following table shows the average balances of deposits and average interest rates paid as of March 31, 2025 (dollars in thousands).

	March 31, 2025
	Average Balance	Rate
Noninterest-bearing	$262,708	-
Interest-bearing:
Interest Checking	$137,616	1.71%
Savings Accounts	517,628	2.65%
Time Deposits	279,585	3.97%
Total interest-bearing deposits	934,829	2.91%
Total average deposits	$1,197,537	2.27%

The following table sets forth maturity ranges of time deposits, as of March 31, 2025, that meet or exceed the FDIC insurance limit (in thousands).

Maturity period:	March 31, 2025
3 months or less	$12,846
Over 3 months through 6 months	13,790
Over 6 months through 12 months	15,215
Over 12 months	8,494
Total	$50,345

Long-term borrowings

Long-term debt remained stable at $7.0 million from December 31, 2024 to March 31, 2025 and consisted solely of one subordinated debt note. The note bears interest at 6.00% per annum through July 30, 2025, payable semi-annually in arrears. From July 31, 2025 through July 30, 2030, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date.

Shareholders’ Equity

Total Shareholders’ equity at March 31, 2025, was $91.3 million, compared to $86.1 million at December 31, 2024. Shareholders’ equity increased $5.2 million due to net income of $2.5 million and other comprehensive income of $3.5 million, offset by dividends to shareholders of $917,000. Other comprehensive income was the result of an increase in the unrealized gains on securities available for sale.

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

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Deposits have remain a steady source of liquidity. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity due to declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of March 31, 2025, liquid assets totaled $106.2 million, or 8.1% of total assets, and liquid earning assets totaled $84.4 million, or 6.4% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $35.2 million from bond paydowns and maturities by the end of 2025 which can be used to fund future loan growth and for other purposes.

At March 31, 2025 the Bank pledged investment securities with a par value totaling $120.3 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first three months of 2025. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million, and a secured line of credit with the FHLB with $179.8 million in available credit at March 31, 2025. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Uninsured deposits at March 31, 2025 were $148.4 million or 12% to total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with liquid assets and FHLB borrowing capacity.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

	As of March 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percent Change in Earnings	Percent Change in Earnings
400	-4.09%	-9.93%
300	-2.89%	-7.38%
200	-1.86%	-4.76%
100	-0.80%	-2.28%
(100)	0.57%	1.89%
(200)	0.48%	3.14%
(300)	-0.34%	3.79%
(400)	-3.26%	1.80%

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net economic value is the market value of all assets minus the market value of all liabilities. The change in net economic value (“EVE”) over different rate environments is an indication of the longer- term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net economic value over different rate environments:

	As of March 31, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
400	-14.68%	-20.65%
300	-10.80%	-15.73%
200	-6.77%	-10.40%
100	-3.03%	-5.04%
(100)	1.07%	3.63%
(200)	-0.62%	4.51%
(300)	-4.42%	2.87%
(400)	-9.31%	-2.32%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At March 31, 2025, the Company had $121.1 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.
There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors.	Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Mine Safety Disclosures.	None

Item 5.	Other Information.	None

Item 6.	Exhibits.	None

(a)	Exhibits

3.1	Amended and Restated Bylaws of F&M Bank Corp., incorporated by reference from Exhibit 3.1 to F&M Bank Corp.'s Current Report on Form 8-K, filed January 28, 2025.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101).

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
May 15, 2025

