Form 10-Q
period 2025-06-30
F&M BANK CORP
filed 2025-08-14
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☒    Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2025
Common Stock, par value ‑ $5 per share	3,557,267 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2025

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2025	2024*
	(Unaudited)
Assets
Cash and due from banks	$20,457	$18,685
Money market funds and interest-bearing deposits in other banks	518	298
Federal funds sold	26,298	37,524
Cash and cash equivalents	47,273	56,507

Securities available for sale, at fair value	340,021	327,670
Other investments	2,254	2,249
Loans held for sale, at fair value	2,280	2,283

Loans held for investment, net of deferred fees and costs	848,773	839,949
Less: allowance for credit losses	(8,312)	(8,129)
Net loans held for investment	840,461	831,820

Bank premises and equipment, net	21,776	22,192
Other real estate owned	-	77
Interest receivable	5,163	4,939
Goodwill	3,082	3,082
Bank owned life insurance	23,989	23,607
Deferred tax asset, net	8,136	9,465
Other assets	17,489	18,120
Total Assets	$1,311,924	$1,302,011
Liabilities
Deposits:
Noninterest bearing	$278,322	$260,301
Interest bearing	918,129	934,804
Total deposits	1,196,451	1,195,105

Long-term debt	6,996	6,975
Other liabilities	13,736	13,793
Total Liabilities	1,217,183	1,215,873

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,567,056 (2025) and 3,525,649 (2024) shares issued and outstanding	17,491	17,383
Additional paid in capital	11,674	11,463
Retained earnings	88,247	84,669
Accumulated other comprehensive loss	(22,671)	(27,377)
Total Shareholders’ Equity	94,741	86,138
Total Liabilities and Shareholders’ Equity	$1,311,924	$1,302,011

*2024 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
Interest and Dividend income	2025	2024
Interest and fees on loans held for investment	$13,971	$13,494
Interest and fees on loans held for sale	20	46
Interest from money market funds and federal funds sold	385	216
Interest and dividends on interest bearing deposits and other investments	58	129
Interest from securities available for sale	2,378	1,835
Total interest and dividend income	16,812	15,720

Interest expense
Total interest on deposits	6,168	6,950
Interest on short-term debt	1	453
Interest on long-term debt	116	116
Total interest expense	6,285	7,519

Net interest income	10,527	8,201

Provision for (recovery of) credit losses - loans	1,082	(413)
Provision for (recovery of) credit losses – unfunded commitments	105	(44)
Total Provision for (Recovery of) Credit Losses	1,187	(457)

Net Interest Income After Provision for (Recovery of) Credit Losses	9,340	8,658

Noninterest income
Service charges on deposit accounts	307	292
Wealth management income	560	629
Mortgage banking income	358	762
Title insurance income	584	427
Income on bank owned life insurance	215	185
Low income housing partnership amortization	(196)	(197)
ATM and check card fees	875	802
Other operating income	89	98
Total noninterest income	2,792	2,998

Noninterest expense
Salaries	3,704	3,845
Employee benefits	923	352
Occupancy expense	387	402
Equipment expense	298	356
FDIC assessment	246	263
Legal and professional expense	527	473
ATM and check card fees	229	223
Data processing fees	855	737
Other operating expenses	1,543	1,519
Total noninterest expense	8,712	8,170

Income before income taxes	3,420	3,486
Income tax expense	455	471
Net Income	$2,965	$3,015
Per Common Share Data
Net income (basic and diluted)	$0.84	$0.86
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,564,133	3,517,122

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
Interest and Dividend income	2025	2024
Interest and fees on loans held for investment	$27,436	$26,846
Interest and fees on loans held for sale	45	64
Interest from money market funds and federal funds sold	1,037	373
Interest and dividends on interest bearing deposits and other investments	88	301
Interest from securities available for sale	4,471	3,713
Total interest and dividend income	33,077	31,297

Interest expense
Total interest on deposits	12,868	13,288
Interest on short-term debt	4	1,449
Interest on long-term debt	231	231
Total interest expense	13,103	14,968

Net interest income	19,974	16,329

Provision for credit losses - loans	902	481
Provision for (recovery of) credit losses – unfunded commitments	181	(115)
Total Provision for Credit Losses	1,083	366

Net Interest Income After Provision for Credit Losses	18,891	15,963

Noninterest income
Service charges on deposit accounts	620	565
Wealth management income	1,236	1,211
Mortgage banking income	960	1,150
Title insurance income	939	730
Income on bank owned life insurance	424	368
Low income housing partnership amortization	(393)	(393)
ATM and check card fees	1,639	1,527
Other operating income	212	174
Total noninterest income	5,637	5,332

Noninterest expense
Salaries	7,831	7,625
Employee benefits	2,038	1,218
Occupancy expense	795	776
Equipment expense	626	679
FDIC assessment	511	521
Legal and professional expense	1,006	958
ATM and check card fees	556	515
Data processing fees	1,770	1,458
Other operating expenses	3,104	2,842
Total noninterest expense	18,237	16,592

Income before income taxes	6,291	4,703
Income tax expense	869	470
Net Income	$5,422	$4,233
Per Common Share Data
Net income (basic and diluted)	$1.53	$1.21
Cash dividends on common stock	0.52	0.52
Weighted average common shares outstanding (basic and diluted)	3,547,513	3,503,790

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Income	$2,965	$3,015	$5,422	$4,233

Other comprehensive income:
Unrealized gain (loss) on available-for sale securities, net of income tax expense of $369 and $460 for the three months and $1,251 and $191 for the six months ended June 30, 2025 and 2024, respectively	1,169	1,729	4,706	719

Total other comprehensive income	1,169	1,729	4,706	719

Total comprehensive income	$4,134	$4,744	$10,128	$4,952

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2025 and 2024.

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, March 31, 2024	3,516,013	$17,318	$11,097	$81,346	$(32,027)	$77,734
Net income	-	-	-	3,015	-	3,015
Other comprehensive income	-	-	-	-	1,729	1,729
Dividends on common stock	-	-	-	(914)	-	(914)
Common stock issued	3,104	15	37	-	-	52
Balance, June 30, 2024	3,519,117	$17,333	$11,134	$83,447	$(30,298)	$81,616

Balance, March 31, 2025	3,563,938	$17,466	$11,476	$86,209	$(23,840)	$91,311
Net income	-	-	-	2,965	-	2,965
Other comprehensive income	-	-	-	-	1,169	1,169
Dividends on common stock	-	-	-	(927)	-	(927)
Common stock issued	5,020	25	76	-	-	101
Net restricted common stock activity	(1,902)	-	-	-	-	-
Stock-based compensation expense	-	-	122	-	-	122
Balance, June 30, 2025	3,567,056	$17,491	$11,674	$88,247	$(22,671)	$94,741

Six Months Ended June 30, 2025 and 2024.

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2023	3,485,570	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	-	4,233	-	4,233
Other comprehensive income	-	-	-	-	719	719
Dividends on common stock	-	-	-	(1,820)	-	(1,820)
Common stock issued	5,818	29	73	-	-	102
Net restricted common stock activity	27,729	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	41	(41)	-	-	-
Stock-based compensation expense	-	-	59	-	-	59
Balance, June 30, 2024	3,519,117	$17,333	$11,134	$83,447	$(30,298)	$81,616

Balance December 31, 2024	3,525,649	$17,383	$11,463	$84,669	$(27,377)	$86,138
Net income	-	-	-	5,422	-	5,422
Other comprehensive income	-	-	-	-	4,706	4,706
Dividends on common stock	-	-	-	(1,844)	-	(1,844)
Common stock issued	10,106	50	152	-	-	202
Net restricted common stock activity	31,301	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	(77)
Stock-based compensation expense	-	-	194	-	-	194
Balance, June 30, 2025	3,567,056	$17,491	$11,674	$88,247	$(22,671)	$94,741

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$5,422	$4,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	683	755
Amortization of intangibles	16	14
Amortization of securities	348	364
Proceeds from loans held for sale	24,563	27,112
Loans held for sale originated	(24,008)	(29,309)
Gain on sale of loans held for sale	(552)	(642)
Provision for credit losses	1,083	366
Increase in interest receivable	(224)	(89)
Decrease (increase) in deferred tax asset	80	(3)
Decrease (increase) in other assets	307	(147)
Decrease in other liabilities	(240)	(222)
Amortization of limited partnership investments	393	393
Amortization of debt issuance costs	21	22
Income from life insurance investment	(424)	(367)
Gain on sale of fixed assets	-	(11)
Gain on the sale of assets held for sale	(43)	-
Gain on the sale of OREO	(73)	(21)
Stock-based compensation expense	194	59
Net cash provided by operating activities	7,546	2,507

Cash flows from investing activities
Proceeds from maturity of investments available for sale	21,360	10,000
Purchases of investments available for sale	(40,863)	-
Proceeds from paydowns of mortgage-backed securities	12,761	7,005
Investment in restricted stock, net	(5)	1,867
Net increase in loans held for investment	(9,543)	(5,235)
Proceeds from the sale of fixed assets	-	372
Proceeds from the sale of OREO	150	76
Net purchase of property and equipment	(267)	(153)
Net cash (used by) provided by investing activities	(16,407)	13,932

Cash flows from financing activities
Net change in deposits	1,346	52,021
Net change in short-term debt	-	(40,000)
Dividends paid in cash	(1,844)	(1,820)
Proceeds from issuance of common stock	125	102
Net cash (used by) provided by financing activities	(373)	10,303

Net (decrease) increase in Cash and Cash Equivalents	(9,234)	26,742
Cash and cash equivalents, beginning of period	56,507	23,717
Cash and cash equivalents, end of period	$47,273	$50,459
Supplemental Cash Flow information:
Cash paid for: Interest	$13,539	$14,400
Taxes	450	-
Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale	$5,957	$907

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), Farmers & Merchants Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank. Effective on May 15, 2025, the operations, assets and liabilities of F&M Mortgage were transferred to the Bank.

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

Segment Reporting

The Company's revenue is primarily derived from the business of banking. The Company's financial performance is monitored on a consolidated basis by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s products and services offered. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if the operating performance of products and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segments and in determination of allocated resources. The presentation of financial performance to the CODM is consistent with amounts and financial statement line items shown in the Company's consoldiated balance sheets and consolidated statements of income. Additionally, the Company's significant expenses are adequately segmented by category and amount in the consolidated statements of income to include all significant items when considering both qualitative and quantitative factors. Significant expenses of the Company include salaries and employee benefits, occupancy expense, equipment expense, data processing fees and legal and professional expenses.

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

Allowance for Credit Losses – Securities Available for Sale

For securities available for sale, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security, the security is written down to fair value and the entire loss is recorded in earnings.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes a security available for sale is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2025 and December 31, 2025, there was no allowance for credit loss related to the securities available for sale portfolio.

Accrued interest receivable on securities available for sale totaled $1.5 million at June 30, 2025 and December 31, 2024, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.6 million and $3.4 million at June 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular from 2008-2012, a number of pool sets leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses was economic conditions, with a weighting of 20%-25%. The Company evaluates the weighting applied to each pool on an annual basis.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period, including voting rights and sharing in nonforfeitable dividends. Diluted earnings per share includes all convertible securities, such as convertible preferred stock, convertible debt, equity options, and warrants. The Company does not have any convertible securities that would dilute earnings per share.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,081	$-	$1,050	$14,031
U. S. Government agencies	57,996	-	3,907	54,089
Municipal securities	40,898	-	2,626	38,272
Mortgage-backed securities	224,751	326	20,630	204,447
Corporate debt securities	30,550	-	1,368	29,182
Total Securities Available for Sale	$369,276	$326	$29,581	$340,021

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$20,072	$-	$1,458	$18,614
U. S. Government agencies	72,995		5,270	67,725
Municipal securities	40,674	-	2,467	38,207
Mortgage-backed securities	198,591	158	23,800	174,949
Corporate debt securities	30,550	-	2,375	28,175
Total Securities Available for Sale	$362,882	$158	$35,370	$327,670

The amortized cost and fair value of securities at June 30, 2025, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$18,864	$18,657
Due after one year through five years	95,269	90,625
Due after five years	72,077	67,416
Due after ten years	183,066	163,323
Total	$369,276	$340,021

There were no sales of securities available for sale in the first or second quarters of 2025 or 2024.

The following tables show the present fair value and gross unrealized losses (dollars in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $47.1 million and $9.0 million, as of June 30, 2025 and December 31, 2024, respectively.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
U. S. Treasuries	$-	$-	$14,031	$1,050	$14,031	$1,050
U. S. Government agencies	-	-	54,089	3,907	54,089	3,907
Municipal securities	8,813	405	28,243	2,221	37,056	2,626
Mortgage-backed securities	39,576	344	119,004	20,286	158,580	20,630
Corporate debt securities	998	2	28,184	1,366	29,182	1,368
Total Securities Available for Sale	$49,387	$751	$243,551	$28,830	$292,938	$29,581

	Less than 12 Months		More than 12 Months		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$18,614	$1,458	$18,614	$1,458
U. S. Government agencies	-	-	67,725	5,270	67,725	5,270
Municipal securities	9,971	139	28,236	2,328	38,207	2,467
Mortgage-backed securities	39,461	603	126,470	23,197	165,931	23,800
Corporate debt securities	1,463	37	26,712	2,338	28,175	2,375
Total Securities Available for Sale	$50,895	$779	$267,757	$34,591	$318,652	$35,370

At June 30, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $24.6 million and $23.7 million at June 30, 2025 and December 31, 2024, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate debt securities in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage-backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

The Company had securities with a market value of $119.2 million pledged to the Federal Reserve Discount Window as of June 30, 2025. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first six months of 2025. Additionally, the Company had securities with a market value of $9.2 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of June 30, 2025, other investments consisted of restricted stock in the Federal Reserve Bank (“FRB”) (carrying basis of $1.1 million at June 30, 2025 and December 31, 2024), Federal Home Loan Bank (“FHLB”) (carrying basis of $925 thousand and $920 thousand at June 30, 2025 and December 31, 2024, respectively), in Farmer Mac stock (carrying basis of $4 thousand at June 30, 2025 and December 31, 2024), and in a correspondent bank (carrying value of $50 thousand at June 30, 2025 and December 31, 2024). Additionally, the Company has an equity investment in National Bankshares Inc. totaling $135 thousand at June 30, 2025 and December 31, 2024. Other investments are carried at cost.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at June, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
1-4 Family residential construction	$26,173	$25,102
Other construction, land development and land	38,807	58,208
Secured by farmland	105,235	86,016
Home equity – open end	51,364	49,542
Real estate	228,374	213,081
Home equity – closed end	6,496	6,137
Multifamily	11,185	10,804
Owner-occupied commercial real estate	94,021	86,169
Other commercial real estate	104,415	98,189
Agricultural loans	16,844	17,928
Commercial and industrial	58,703	64,901
Credit cards	3,295	3,524
Automobile loans	90,016	104,271
Other consumer loans	9,839	11,915
Municipal loans	4,548	4,901
Gross loans	849,315	840,688
Unamortized net deferred loan fees	(542)	(739)
Less allowance for credit losses	8,312	8,129
Net loans	$840,461	$831,820

The table above does not include loans held for sale of $2.3 million at both June 30, 2025 and December 31, 2024. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.6 million and $3.5 million at June 30, 2025 and December 31, 2024, respectively. For the quarters and six months ended June 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $324.7 million and $306.7 million as of June 30, 2025, and December 31, 2024, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables present the aging of the recorded investment of loans held for investment by loan category as of the dates stated (dollars in thousands).

June 30, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$26,173	$26,173
Other construction, land development and land	158	-	-	13	38,636	38,807
Secured by farmland	-	114	-	1,188	103,933	105,235
Home equity – open end	176		-	516	50,672	51,364
Real estate	1,278	342	-	2,129	224,625	228,374
Home equity – closed end	32	-	-	-	6,464	6,496
Multifamily	-	-	-	-	11,185	11,185
Owner-occupied commercial real estate	304	1,172	-	2,529	90,016	94,021
Other commercial real estate	-	-	-	-	104,415	104,415
Agricultural loans	-	-	-	283	16,561	16,844
Commercial and industrial	29	330	-	452	57,892	58,703
Credit cards	38	8	16	-	3,233	3,295
Automobile loans	2,020	441	-	489	87,066	90,016
Other consumer loans	102	10	-	41	9,686	9,839
Municipal loans	-	-	-	-	4,548	4,548
Gross loans	4,137	2,417	16	7,640	835,105	849,315
Less: Unamortized net deferred loan fees	-	-	-	-	(542)	(542)
Total	$4,137	$2,417	$16	$7,640	$834,563	$848,773

December 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$25,102	$25,102
Other construction, land development and land	-	10	-	14	58,184	58,208
Secured by farmland	-	-	-	53	85,963	86,016
Home equity – open end	130	-	-	501	48,911	49,542
Real estate	1,799	877	-	916	209,489	213,081
Home equity – closed end	-	-	-	-	6,137	6,137
Multifamily	-	-	-	-	10,804	10,804
Owner-occupied commercial real estate	124	-	-	3,416	82,629	86,169
Other commercial real estate	-	-	-	785	97,404	98,189
Agricultural loans	-	-	-	171	17,757	17,928
Commercial and industrial	849	46	-	768	63,238	64,901
Credit cards	41	19	32	-	3,432	3,524
Automobile loans	2,153	304	-	397	101,417	104,271
Other consumer loans	95	10	-	24	11,786	11,915
Municipal loans	-	-	-	-	4,901	4,901
Gross loans	5,191	1,266	32	7,045	827,154	840,688
Less: Unamortized net deferred loan fees	-	-	-	-	(739)	(739)
Total	$5,191	$1,266	$32	$7,045	$826,415	$839,949

There were $7.6 million and $7.0 million in nonaccrual loans at June 30, 2025 and December 31, 2024, respectively.  There was no income recognized on nonaccrual loans during the three months or six months ended June 30, 2025 and 2024.

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates stated (dollars in thousands).

	June 30, 2025			December 31, 2024
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
Other construction, land development and land	$13	$-	$13	$14	$-	$14
Secured by farmland	1,115	73	1,188	53	-	53
Home equity – open end	516	-	516	501	-	501
Real estate	2,102	27	2,129	916	-	916
Owner-occupied commercial real estate	2,495	34	2,529	2,147	1,269	3,416
Other commercial real estate	-	-	-	785	-	785
Agricultural loans	171	112	283	171	-	171
Commercial and industrial	54	398	452	768	-	768
Automobile loans	489	-	489	397	-	397
Other consumer loans	41	-	41	24	-	24
Total loans	$6,996	$644	$7,640	$5,776	$1,269	$7,045

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would not otherwise consider. The Company refers to such loan modifications as troubled loan modifications (“TLMs”). There were no loans modified for borrowers experiencing financial difficulty in the three months or six months ended June 30, 2025 or 2024.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	June 30, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$-	$-	$-	$5	$5
Owner occupied commercial real estate	5,409	-	-	1,192	6,601
Automobile loans	36	-	-	11	47
Total modified loans	$5,445	$-	$-	$1,208	$6,653

	December 31, 2024
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$7	$-	$-	$-	$7
Owner occupied commercial real estate	6,653	-	-	-	6,653
Other commercial real estate	10	-	-	-	10
Automobile loans	62	49	-	-	111
Total modified loans	$6,732	$49	$-	$-	$6,781

At June 30, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs modified in the preceding twelve months and had a payment default during the periods stated (dollars in thousands).

	For the three and six months ended June 30, 2025
	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and deferral
Real estate	1	$5	0.01%
Automobile loans	1	8	0.01%
Total term extension and deferral	2	$13

Other than temporary payment delay
Owner occupied commercial real estate	1	$1,192	1.27%
Total other than temporary payment delay	1	$1,192

Total	3	$1,205

There were no TLMs modified in the preceding twelve months that had a payment default during the three and six months ended June 30, 2024.

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

The following table presents an analysis of collateral-dependent loans of the Company as of the dates stated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Real Estate	Business/Other Assets	Real Estate	Business/Other Assets
Secured by farmland	$1,302	$-	$-	$-
Home equity – open end	116
Real estate	1,029	-	-	-
Owner-occupied commercial real estate	2,405	-	3,416	-
Other commercial real estate	-	-	785	-
Agricultural loans	-	112
Commercial and industrial	-	398	-	605
Total loans	$4,852	$510	$4,201	$605

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$778	$-	$-	$-	$25,395	$26,173
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	778	-	-	-	25,395	26,173
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	835	1,714	9,714	1,110	544	3,296	20,914	38,127
Watch	-	-	-	-	-	-	120	120
Substandard	-	-	-	-	-	13	547	560
Total Other construction, land development and land	835	1,714	9,714	1,110	544	3,309	21,581	38,807
Current period gross write-offs	-	-	-	-	-	9	-	9

Secured by farmland
Pass	10,469	5,873	11,242	13,186	15,039	35,904	9,662	101,375
Watch	-	154	-	1,667	-	737	-	2,558
Substandard	-	-	-	319	869	-	114	1,302
Total Secured by farmland	10,469	6,027	11,242	15,172	15,908	36,641	9,776	105,235
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	125	50,673	50,798
Watch	-	-	-	-	-	-	566	566
Substandard	-	-	-	-	-	-	-	-
Total Home equity - open end	-	-	-	-	-	125	51,239	51,364
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	19,025	25,112	56,624	41,608	13,084	65,973	-	221,426
Watch	-	1,433	1,445	-	-	215	-	3,093
Substandard	-	-	295	230	805	2,525	-	3,855
Total Real estate	19,025	26,545	58,364	41,838	13,889	68,713	-	228,374
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – closed end
Pass	579	695	2,407	203	81	2,531	-	6,496
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home equity - closed end	579	695	2,407	203	81	2,531	-	6,496
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	-	2,703	-	2,597	1,280	2,362	2,243	11,185
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	-	2,703	-	2,597	1,280	2,362	2,243	11,185
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	7,383	9,860	2,384	16,778	15,011	22,290	7,378	81,084
Watch	-	-	736	-	-	1,071	-	1,807
Substandard	-	1,158	-	-	-	9,924	48	11,130
Total Owner-occupied commercial real estate	7,383	11,018	3,120	16,778	15,011	33,285	7,426	94,021
Current period gross write-offs	-	-	-	-	-	-	-	-

Other commercial real estate
Pass	-	379	11,134	34,260	11,392	36,150	2,104	95,419
Watch	-	-	-	-	-	992	-	992
Substandard	-	7,919	-	-	-	85	-	8,004
Total Other commercial real estate	-	8,298	11,134	34,260	11,392	37,227	2,104	104,415
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Agricultural loans
Pass	2,646	2,139	1,691	1,331	217	109	7,982	16,115
Watch	409	-	-	13	-	24	-	446
Substandard	-	-	112	21	-	-	150	283
Total Agricultural loans	3,055	2,139	1,803	1,365	217	133	8,132	16,844
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	9,243	13,776	3,571	5,872	2,962	691	19,876	55,991
Watch	-	-	-	52	-	-	1,150	1,202
Substandard	45	398	330	-	2	-	735	1,510
Total Commercial and industrial	9,288	14,174	3,901	5,924	2,964	691	21,761	58,703
Current period gross write-offs	-	11	-	74	-	-	-	85

Credit cards
Pass	-	-	-	-	-	-	3,279	3,279
Substandard	-	-	-	-	-	-	16	16
Total Credit cards	-	-	-	-	-	-	3,295	3,295
Current period gross write-offs	-	-	-	-	-	-	32	32

Automobile loans
Pass	8,971	21,830	30,285	19,118	7,303	1,949	-	89,456
Watch	-	-	-	-	-	-	-	-
Substandard	-	151	86	184	97	42	-	560
Total Automobile loans	8,971	21,981	30,371	19,302	7,400	1,991	-	90,016
Current period gross write-offs	11	393	315	300	66	48	-	1,133

Other consumer loans
Pass	1,502	2,854	2,334	1,758	581	419	350	9,798
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	10	22	9	-	-	41
Total Other consumer loans	1,502	2,854	2,344	1,780	590	419	350	9,839
Current period gross write-offs	-	4	15	17	5	-	-	41

Municipal loans
Pass	-	-	-	-	551	3,997	-	4,548
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	551	3,997	-	4,548
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$61,107	$98,148	$135,178	$140,329	$69,827	$191,424	$153,302	849,315
Less: Unamortized net deferred loan fees								(542)
Loans held for investment								$848,773

Current period gross write-offs	$11	$408	$330	$391	$71	$57	$32	$1,300

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

NOTE 4 ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“ACL”) consists of the allowance for credit losses on loans and the allowance for unfunded commitments. The Company’s ACL is governed by the Bank's ACL Committee, which reports to the Board of Directors and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for calculating the Company’s estimate of expected credit losses and resulting ACL. The ACL Committee considers the quantitative model results and qualitative factors when finalizing the ACL. The Company’s ACL model is subject to the Company’s models risk management program, which is overseen by the Director of Risk Management that reports to the Company’s Board Risk Committee.

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the ACL. The ACL for unfunded commitments is classified on the balance sheet within Other liabilities.

The following tables detail the changes in the ACL for the periods indicated (dollars in thousands).

	For the three months ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$252	$-	$-	$19	$271
Other construction, land development and land	1,658	9	9	(611)	1,047
Secured by farmland	1,043	-	-	434	1,477
Home equity – open end	191	-	-	(21)	170
Real estate	692	-	1	190	883
Home Equity – closed end	83	-	-	(10)	73
Multifamily	32	-	-	2	34
Owner-occupied commercial real estate	713	-	-	129	842
Other commercial real estate	83	-	-	7	90
Agricultural loans	25	-	-	112	137
Commercial and industrial	826	85	145	372	1,258
Credit Cards	79	17	5	13	80
Automobile loans	1,894	734	191	423	1,774
Other consumer loans	191	41	3	23	176
Total allowance for credit losses - loans	$7,762	$886	$355	$1,082	$8,312
Allowance for credit losses – unfunded commitments	$725	$-	$-	$105	$830

	For the three months ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$734	$-	$-	$(132)	$602
Other construction, land development and land	1,345	-	-	103	1,448
Secured by farmland	825	-	-	(8)	817
Home equity – open end	181	-	-	(4)	177
Real estate	815	-	1	(36)	780
Home Equity – closed end	100	-	-	2	102
Multifamily	243	-	-	8	251
Owner-occupied commercial real estate	1,314	-	-	(466)	848
Other commercial real estate	178	-	-	(4)	174
Agricultural loans	21	-	-	1	22
Commercial and industrial	807	5	15	(16)	801
Credit Cards	84	12	6	5	83
Automobile loans	1,459	466	243	233	1,469
Other consumer loans	285	26	64	(98)	225
Municipal loans	17	-	-	(1)	16
Total allowance for credit losses - loans	$8,408	$509	$329	$(413)	$7,815
Allowance for credit losses – unfunded commitments	$620	$-	$-	$(44)	$576

	For the six months ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$13	$271
Other construction, land development and land	1,551	9	9	(504)	1,047
Secured by farmland	946	-	-	531	1,477
Home equity – open end	197	-	24	(51)	170
Real estate	606	-	3	274	883
Home Equity – closed end	99	-	-	(26)	73
Multifamily	190	-	-	(156)	34
Owner-occupied commercial real estate	809	-	-	33	842
Other commercial real estate	105	-	-	(15)	90
Agricultural loans	27	-	-	110	137
Commercial and industrial	982	85	147	214	1,258
Credit Cards	87	32	11	14	80
Automobile loans	1,956	1,133	356	595	1,774
Other consumer loans	301	41	31	(115)	176
Municipal loans	15	-	-	(15)	-
Total allowance for credit losses - loans	$8,129	$1,300	$581	$902	$8,312
Allowance for credit losses – unfunded commitments	$649	$-	$-	$181	$830

	For the six months ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$(112)	$602
Other construction, land development and land	1,287	-	-	161	1,448
Secured by farmland	815	-	-	2	817
Home equity – open end	180	-	25	(28)	177
Real estate	810	-	3	(33)	780
Home Equity – closed end	77	-	-	25	102
Multifamily	181	-	-	70	251
Owner-occupied commercial real estate	1,221	-	-	(373)	848
Other commercial real estate	166	-	-	8	174
Agricultural loans	20	-	-	2	22
Commercial and industrial	1,034	209	42	(66)	801
Credit Cards	81	21	15	8	83
Automobile loans	1,443	1,223	377	872	1,469
Other consumer loans	292	67	71	(71)	225
Municipal loans	-	-	-	16	16
Total allowance for credit losses - loans	$8,321	$1,520	$533	$481	$7,815
Allowance for credit losses – unfunded commitments	$691	$-	$-	$(115)	$576

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

The following tables present information about the Company’s leases (dollars in thousands):

June 30, 2025
Lease Liabilities	$930
Right-of-use assets	$896
Weighted average remaining lease term (years)	9.60 years
Weighted average discount rate	3.79%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$29	$23	$59	$75
Total lease cost	$29	$23	$59	$75
Cash paid for amounts included in the measurement of lease liabilities	$35	$30	$69	$89

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

June 30, 2025
Six months ending December 31, 2025	$68
Twelve months ending December 31, 2026	115
Twelve months ending December 31, 2027	101
Twelve months ending December 31, 2028	103
Twelve months ending December 31, 2029	106
Thereafter	639
Total undiscounted cash flows	$1,132
Discount	(202)
Lease liabilities	$930

NOTE 6 REGULATORY CAPITAL MATTERS

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of June 30, 2025, the Bank meets all capital adequacy requirements to which  it is subject.

“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

	Actual		Minimum Required Capital		Minimum Required to be Well Capitalized
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$124,664	13.73%	$72,624	8.00%	$90,780	10.00%
Tier 1 risk-based ratio	115,522	12.73%	54,468	6.00%	72,624	8.00%
Common equity tier 1	115,522	12.73%	40,851	4.50%	59,007	6.50%
Tier 1 leverage ratio	115,522	8.89%	51,975	4.00%	64,969	5.00%

December 31, 2024
Total risk-based ratio	$120,892	13.39%	$72,223	8.00%	$90,279	10.00%
Tier 1 risk-based ratio	112,114	12.42%	54,168	6.00%	72,223	8.00%
Common equity tier 1	112,114	12.42%	40,626	4.50%	58,682	6.50%
Tier 1 leverage ratio	112,114	8.23%	54,472	4.00%	68,090	5.00%

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

Loans held for sale – Mortgage loans originated and intended for sale in the secondary market are carried at fair value, which  is based on the price secondary markets are currently offering for similar loans using observable market data. Changes in fair value are recognized in mortgage banking income on the consolidated statements of income (Level 2).

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated (dollars in thousands):

June 30, 2025	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasury securities	$14,031	$-	$14,031	$-
U.S. Government agencies	54,089	-	54,089	-
Municipal securities	38,272	-	38,272	-
Mortgage-backed securities	204,447	-	204,447	-
Corporate debt securities	29,182	-	4,571	24,611
Total securities available for sale	$340,021	$-	$315,410	$24,611
Other assets
Loans held for sale	$2,280	$-	$2,280	$-
IRLC	39	-	39	$-
Forward sales commitments	11	-	11	-

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasury securities	$18,614	$-	$18,614	$-
U.S. Government agencies	67,725	-	67,725	-
Municipal securities	38,207	-	38,207	-
Mortgage-backed securities	174,949	-	174,949	-
Corporate debt securities	28,175	-	4,512	23,663
Total securities available for sale	$327,670	$-	$304,007	$23,663
Other assets
Loans held for sale	$2,283	$-	$2,283	$-
IRLC	18	-	18	-
Forward sales commitments	41	-	41	-

Fair Value - Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Collateral Dependent Loans - Collateral-dependent loans are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate, securities, or business assets, including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

Other Real Estate Owned (“OREO”) - Certain assets such as OREO are measured at fair value less estimated costs to sell. Valuation of OREO is generally determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated (dollars in thousands).

	June 30, 2025
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$5,362	$-	$-	$5,362

	December 31, 2024
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,806	$-	$-	$4,806
OREO	77	-	-	77

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated (dollars in thousands).

	Balance at June 30, 2025	Unobservable Input	Discount
Collateral-dependent loans
Discounted appraised value technique	$5,362	Discount rate	25%
		Selling costs	9% - 80%

	Balance at December 31, 2024	Unobservable Inputs	Discount
Collateral-dependent loans
Discounted appraised value technique	$4,806	Discount rate	25%
		Selling costs	9% - 10%
OREO
Discounted sales price technique	77	Discount rate	25%
		Selling costs	8%

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

	June 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$47,273	$47,273	$-	$-	$47,273
Securities available for sale	340,021	-	340,021	-	340,021
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	2,280	-	2,280	-	2,280
Loans held for investment, net	840,461	-	-	831,196	831,196
Interest receivable	5,163	-	5,163	-	5,163
Bank owned life insurance	23,989	-	23,989	-	23,989
Forward sales commitments	11	-	11	-	11
IRLC	39	-	39	-	39
Financial Liabilities
Noninterest-bearing demand deposits	$278,322	$278,322	$-	$-	$278,322
Interest checking deposits	134,094	-	134,094	-	134,094
Savings deposits	549,836	-	549,836	-	549,836
Time deposits	234,199	-	-	233,284	233,284
Long-term debt	6,996	-	-	6,989	6,989
Interest payable	1,464	-	1,464	-	1,464

	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$56,507	$56,507	$-	$-	$56,507
Securities available for sale	327,670	-	327,670	-	327,670
Loans held for sale	2,283	-	2,283	-	2,283
Loans held for investment, net	831,820	-	-	808,812	808,812
Interest receivable	4,939	-	4,939	-	4,939
Bank owned life insurance	23,607	-	23,607	-	23,607
IRLC	18	-	18	-	18
Forward sales commitments	41	-	41	-	41
Financial Liabilities
Noninterest-bearing demand deposits	$260,301	$260,301	$-	$-	$260,301
Interest checking deposits	138,919	-	138,919	-	138,919
Savings deposits	497,577	-	497,577	-	497,577
Time deposits	298,308	-	-	297,920	297,920
Long-term debt	6,975	-	-	6,917	6,917
Interest payable	1,900	-	1,900	-	1,900

NOTE 8 – SUBSEQUENT EVENTS

On July 24, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share of common stock. The dividend is payable on August 29, 2025 to common shareholders of record as of August 14, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company registered under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary and VST. During the second quarter of 2025, the operations, assets, and liabilities of F&M Mortgage were transferred to the Bank.

The Company, through its subsidiary Bank, operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the FRB. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at fourteen branch offices and at mortgage and dealer finance loan production offices. The Company offers title insurance through its subsidiary VST. The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

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

Forward-Looking Statements

Certain statements in this report may contain “forward-looking statements” as defined by federal securities laws, which are subject to significant risks and uncertainties. These include statements regarding future plans, strategies, results, or expectations that are not historical facts, and are generally identified by the use of words such as “believe,” “expect,” “intend,” “anticipate,” “will,” “estimate,” “project,” “plan” or similar expressions or other statements concerning opinions or judgments of the Company and its management about future events. These statements are based on estimates and assumptions, and our ability to predict results, or the actual effect of future plans or strategies, is inherently uncertain. Our actual results could differ materially from those contemplated by these forward-looking statements.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of June 30, 2025 were unchanged from the policies disclosed in the 2024 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Overview

Comparing the Three-Month Periods Ending June 30, 2025 and June 30, 2024

Net income decreased $50,000 to $2.97 million, or $0.84 per share, for the three months ended June 30, 2025, compared to $3.01 million, or $0.86 per share, for the same period in 2024. Return on average assets was 0.91% and return on average equity was 12.81% for the second quarter of 2025, compared to 0.93% and 15.58%, respectively, for the same period in 2024.

The $50,000 decrease in net income resulted from a $2.3 million increase in net interest income offset by a $1.6 million increase in provision for credit losses, a $206,000 decrease in noninterest income, and a $542,000 increase in noninterest expenses.

Net interest income increased by $2.3 million as total interest income increased by $1.1 million and interest expense decreased by $1.2 million. Net interest income was positively impacted by a $33.1 million decrease in short-term debt, which was partially offset by a $13.9 million increase in deposits. The net interest margin increased 74-basis points to 3.48%.

Provision for credit losses increased by $1.6 million. For the second quarter of 2025, provision for credit losses totaled $1.2 million and was comprised of a $1.1 million provision for credit losses on loans and a $105,000 provision for credit losses on unfunded commitments. For the same period of 2024, the recovery of provision for credit losses totaled $457,000.

Noninterest income decreased by $206,000 in the second quarter of 2025 from decreases in wealth management income and mortgage banking income. The decreases were partially offset by increases in title insurance income, card services and interchange income, and income on bank owned life insurance.

Noninterest expenses increased by $542,000 and were primarily attributable to an increase in employee benefits and data processing fees. Employee benefits in 2024 included a gain as a result of pension settlement accounting. The increases were partially offset by a decrease in salary expense and occupancy and equipment expense.

Comparing the Six-Month Periods Ending June 30, 2025 and June 30, 2024

Net income increased $1.2 million to $5.4 million, or $1.53 per share, for the six months ended June 30, 2025, compared to $4.2 million, or $1.21 per share, for the same period in 2024. Return on average assets was 0.84% and return on average equity was 12.08% for the six months ended June 30, 2025, compared to 0.65% and 10.96%, respectively, for the same period in 2024.

The $1.2 million increase in net income resulted from $3.6 million increase in net interest income and a $305,000 increase in noninterest income, which was partially offset by a $717,000 increase in provision for credit losses, a $1.6 million increase in noninterest expenses, and a $399,000 increase in income tax expense.

Net interest income increased $3.6 million from a $1.8 million increase in total interest income and a $1.9 million decrease in interest expense. Net interest income was positively impacted by a $53.2 million decrease in average borrowings coupled with a $5.3 million increase in average earning assets. Net interest margin increased 60-basis points to 3.32% at June 30, 2025, from 2.72% for the same period ended 2024.

Provision for credit losses increased by $717,000. For the six months ended June 30, 2025, provision for credit losses totaled $1.1 million and was comprised of a $902,000 provision for credit losses on loans and a $181,000 provision for credit losses on unfunded commitments. For the same period in 2024, the provision for credit losses totaled $366,000.

Noninterest income increased by $305,000 primarily from an increase in title insurance income, card services and interchange income, income on bank owned life insurance, and service charges. The increases were partially offset by a decrease in mortgage banking income.

Noninterest expenses increased by $1.6 million and were primarily attributable to an increase in salaries and employee benefits, data processing expense, and other operating expenses. Expenses related to the Company’s pension plan increased due to an increase in net periodic pension cost and pension settlement gains received in 2024.

Net Interest Income

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, and subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, mortgage banking, title insurance income, ATM and check card income, income from bank owned life insurance, and general and administrative expenses.

Three Month Period Ended June 30, 2025

Net interest income increased by $2.3 million, or 28%, to $10.5 million for the three months ended June 30, 2025 as compared to the same period in the prior year. Total interest income increased by $1.1 million and interest expense decreased by $1.2 million.

The increase in total interest income was attributed to a $543,000 increase in interest from securities available for sale, a $477,000 increase in interest and fees on loans held for investment, and a $169,000 increase in interest on federal funds sold. The increase in interest income  from securities available for sale was attributable to a 77-basis point increase in yield compared to the same period in the prior year. The increase in interest income on loans held for investment was attributable to an 11-basis point increase in yield and 2% increase in average balance compared to the same period in the prior year. The increase in income on federal funds sold was attributable to a 120% increase in average balance.

The decrease in total interest expense was attributable to a $782,000 decrease in interest expense on deposits and a $452,000 decrease in interest expense on short-term debt. The lower interest expense on deposits resulted from a 40-basis point decrease in the cost of interest-bearing deposits and a 2% increase in average interest-bearing deposit balances. The decrease in cost of deposits was impacted by a decrease in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost demand and savings deposit balances increased, while higher cost time deposit balances decreased. The lower interest expense on borrowings resulted from a $33.1 million decrease in the average balance of short-term borrowings.

The net interest margin was 3.48% for the second quarter of 2025 compared to 2.74% for the same period in the prior year as the yield on earning assets increased 31-basis points and the cost of funds decreased 40-basis points.

Six Month Period Ended June 30, 2025

Net interest income increased $3.6 million, or 22%, to $20.0 million for the first six months of 2025 compared to the same period in the prior year. Total interest income increased by $1.8 million and total interest expense decreased by $1.9 million.

The increase in total interest income was attributable to a $758,000 increase in interest income from securities available for sale, a $664,000 increase in interest income on federal funds sold, and a $590,000 increase in interest income and fees on loans held for investment. The increase in interest income from securities available for sale was attributable to a 69-basis point increase in yield. The increase in interest income on federal funds sold is attributable to a 256% increase in average balance. The increase in interest income on loans held for investment was attributable to an 8-basis point increase in yield and a 1% increase in average balance.

The decrease in total interest expense was attributable to a $420,000 decrease in interest expense on deposits and a $1.4 million decrease in interest expense on short-term debt. The lower interest expense on deposits resulted from a 21-basis point decrease in the cost of interest-bearing deposits. The decrease in the cost of interest-bearing deposits was impacted by a decrease in rates paid on deposits and a change in composition of the deposit portfolio as higher cost time deposit balances decreased, while lower cost demand and savings deposit balances increased. The lower interest expense on borrowings resulted from a $53.2 million decrease in average balances of borrowings.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	Three Months ended
	June 30, 2025			June 30, 2024
	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]
ASSETS
Loans held for investment[2,3]	$838,332	$13,971	6.68%	$825,838	$13,494	6.57%
Loans held for sale	2,815	20	2.85%	2,688	46	6.88%
Federal funds sold	34,694	385	4.45%	15,795	216	5.50%
Interest-bearing deposits in banks and other investments	2,660	58	8.75%	5,140	129	10.09%

Investment securities[4]
Taxable	318,400	2,194	2.76%	339,155	1,657	1.97%
Tax exempt	16,538	184	4.46%	16,226	178	4.41%
Total investment securities	334,938	2,378	2.85%	355,381	1,835	2.08%

Total earning assets	1,213,439	16,812	5.56%	1,204,842	15,720	5.25%

Allowance for credit losses	(7,739)			(8,515)
Nonearning assets	96,681			102,810
Total assets	$1,302,381			$1,299,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand-interest bearing	$131,489	$526	1.60%	$129,653	$556	1.72%
Savings	545,713	3,636	2.67%	483,812	3,179	2.64%
Time deposits	239,162	2,006	3.36%	289,014	3,215	4.47%
Total interest-bearing deposits	916,364	6,168	2.70%	902,479	6,950	3.10%

Short‑term debt	-	1	-	33,077	453	5.51%
Long-term debt	6,990	116	6.66%	6,948	116	6.71%
Total interest-bearing liabilities	923,354	6,285	2.73%	942,504	7,519	3.21%

Noninterest bearing deposits	272,208			264,265
Other liabilities	13,952			14,557
Total liabilities	1,209,514			1,221,326
Shareholders’ equity	92,867			77,811
Total liabilities and shareholders’ equity	$1,302,381			$1,299,137

Net interest income		$10,527			$8,201
Interest rate spread			3.45%			2.74%
Cost of funds			2.11%			2.51%
Net interest margin			3.48%			2.74%

____________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

	Six Months ended
	June 30, 2025			June 30, 2024
	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]
ASSETS
Loans held for investment[2,3]	$834,770	$27,436	6.63%	$824,692	$26,846	6.55%
Loans held for sale	2,124	45	4.27%	2,736	64	4.70%
Federal funds sold	47,356	1,037	4.42%	13,317	373	5.63%
Interest-bearing deposits in banks and other investments	2,608	88	6.80%	7,435	301	8.14%

Investment securities[4]
Taxable	310,701	4,258	2.76%	344,192	3,503	2.05%
Tax exempt	16,343	213	2.63%	16,245	210	2.60%
Total investment securities	327,044	4,471	2.76%	360,437	3,713	2.07%

Total earning assets	1,213,902	33,077	5.49%	1,208,617	31,297	5.21%

Allowance for credit losses	(7,870)			(8,471)
Nonearning assets	98,278			101,759
Total assets	$1,304,310			$1,301,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand-interest bearing	$134,536	$1,106	1.66%	$134,455	$1,162	1.74%
Savings	531,748	7,015	2.66%	490,728	6,470	2.65%
Time deposits	259,262	4,747	3.69%	263,146	5,656	4.32%
Total interest-bearing deposits	925,546	12,868	2.80%	888,329	13,288	3.01%

Federal funds purchased	-	-	-	417	8	3.86%
Short‑term debt	-	4	-	52,380	1,441	5.49%
Long-term debt	6,985	231	6.67%	6,942	231	6.69%
Total interest-bearing liabilities	932,531	13,103	2.83%	948,518	14,968	3.17%

Noninterest bearing deposits	267,486			260,829
Other liabilities	13,804			14,869
Total liabilities	1,213,821			1,224,216
Shareholders’ equity	90,489			77,689
Total liabilities and shareholders’ equity	$1,304,310			$1,301,905

Net interest income		$19,974			$16,329
Interest rate spread			3.29%			2.72%
Cost of funds			2.20%			2.49%
Net interest margin			3.32%			2.72%

________________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Provision for (Recovery of) Credit Losses

Three-Month Period Ended June 30, 2025

The provision for credit losses totaled $1.2 million for the three-month period ended June 30, 2025, compared to a recovery of provision of $457,000 for the same period of the prior year. The provision was comprised of $1.1 million provision for credit losses on loans and $105,000 provision for credit losses on unfunded commitments. The increase in provision for credit losses on loans resulted primarily from net charge-offs totaling $531,000, an increase in the specific reserve component of the allowance for credit losses on loans, and an increase in the general reserve component of the allowance during the period resulting from a change in a qualitative factor related to loan volume.

Six-Month Period Ended June 30, 2025

The provision for credit losses totaled $1.1 million for the six-month period ended June 30, 2025, compared to $366,000 for the same period in the prior year. The provision was comprised of $902,000 provision for credit losses on loans and $181,000 provision for credit losses on unfunded commitments. The increase in provision for credit losses on loans resulted primarily from net charge-offs totaling $719,000, an increase in the specific reserve component of the allowance for credit losses, an increase in the general reserve component of the allowance during the period resulting from a change in a qualitative factors related to classified loans, loan review, and loan volume, which were partially offset by decreases in the qualitative factor related to economic conditions.

Noninterest Income

Three-Month Period Ended June 30, 2025

Noninterest income decreased $206,000, or 7%, to $2.8 million for the second quarter of 2025, compared to the same period of 2024. The decrease resulted from a $404,000 decrease in mortgage banking income due to a decrease in originations held for sale. The decrease in mortgage banking income was offset by a $157,000 increase in title insurance income due to increased title premium and loan closing volume.

Six-Month Period Ended June 30, 2025

Total noninterest income increased $305,000, or 6%, to $5.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase resulted from a $209,000 increase in title insurance income due to increased title premiums and loan closing volume and a $112,000 increase in card services and interchange income due to renegotiated interchange contracts. These increases were offset by a $209,000 decrease in mortgage banking income due to a decrease in originations of loans held for sale.

Noninterest Expense

Three-Month Period Ended June 30, 2025

Noninterest expenses increased $542,000, or 7%, to $8.7 million for the three-month period ended June 30, 2025, compared to the same period one year ago. The increase was primarily attributable to a combined $430,000 increase in salaries and employee benefits and a $118,000 increase in data processing expense. Salaries and benefits were lower in 2024 due to pension settlement gains of $547,000 and lower periodic pension costs. Data processing expense increased due to development and implementation of advanced technology for process improvements.

Six-Month Period Ended June 30, 2025

Noninterest expenses increased $1.6 million, or 10%, to $18.2 million for the six-month period ended June 30, 2025, compared to the same period one year ago. The increase was primarily attributable to a $1.0 million increase in combined salaries and employee benefits, a $312,000 increase in data processing expense, and a $262,000 increase in other operating expenses. Salaries and employee benefits increased due to increased net periodic pension costs, no pension settlement gains in 2025, and a lower refund (rebate) of health insurance expenses. Data processing expenses increased due to new products provided by our core provider and additional software contracts process improvements. The increase in other operating expenses is attributable to an increase in fraud losses and collection expenses.

Income Taxes

Three-Month Period Ended June 30, 2025

Income tax expense decreased $16,000 for the second quarter of 2025, compared to the same period one year ago. The effective tax rate, before tax credits, for the second quarter of 2025 was 18.98% compared to 19.17% for the same period in 2024. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended June 30, 2025, and 2024. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and low-income housing credits. A more detailed discussion of the Company’s tax calculation is contained in Note 18 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Six-Month Period Ended June 30, 2025

Income tax expense, before tax credits, increased $399,000, or 85%, for the first six months of 2025 compared with the same period in 2024. The effective tax rate for the first six months of 2025 was 19.77% compared with 18.37% for the same period in 2024. The decreased effective tax rate for 2025 was the result of increased permanent tax differences in 2025 compared to 2024.

Balance Sheet Review

General

Assets totaled $1.3 billion at June 30, 2025, which was an increase of $9.9 million or 1% from December 31, 2024. The asset composition changed during the first six months of the year as loans held for investment, net of the allowance for loan losses, increased by $8.6 million, securities available for sale increased by $12.4 million and federal funds sold decreased by $11.2 million.

Total liabilities increased $1.3 million during the six-month period ended June 30, 2025 from December 31, 2024, primarily due to an increase in deposits during the first six months of 2025. Composition of deposits as of June 30, 2025 changed as non-interest bearing deposits increased $18.0 million and interest bearing deposits decreased $16.7 million.

Total shareholders’ equity increased $8.6 million during the first six months of 2025, primarily from a $3.6 million increase in retained earnings and a $4.7 million decrease in accumulated other comprehensive loss. Retained earnings increased as $5.4 million of net income was partially offset by $1.8 million of cash dividends on common stock. The decrease in accumulated other comprehensive loss was attributable to lower unrealized losses in the available-for-sale securities portfolio. The Bank’s capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans held for investment totaled $848.8 million at June 30, 2025, which was an $8.8 million, or 1% increase from December 31, 2024. The loan portfolio is primarily comprised of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, loans secured by farmland, and indirect automobile loans. The growth of loans since December 31, 2024 has shifted the composition of the loan portfolio by decreasing indirect automobile loans and increasing loans secured by farmland.

Following is a breakdown of the loan portfolio composition as of the periods indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$26,173	3.08%	$25,102	2.99%
Other construction, land development and land	38,807	4.57%	58,208	6.92%
Secured by farmland	105,235	12.39%	86,016	10.23%
Home equity – open end	51,364	6.05%	49,542	5.89%
Real estate	228,374	26.89%	213,081	25.35%
Home Equity – closed end	6,496	0.76%	6,137	0.73%
Multifamily	11,185	1.32%	10,804	1.29%
Owner-occupied commercial real estate	94,021	11.07%	86,169	10.25%
Other commercial real estate	104,415	12.29%	98,189	11.68%
Agricultural loans	16,844	1.98%	17,928	2.13%
Commercial and industrial	58,703	6.91%	64,901	7.72%
Credit Cards	3,295	0.39%	3,524	0.42%
Automobile loans	90,016	10.60%	104,271	12.40%
Other consumer loans	9,839	1.16%	11,915	1.42%
Municipal loans	4,548	0.54%	4,901	0.58%
Gross loans	$849,315	100.00%	$840,658	100.00%
Unamortized deferred net loan fees	(542)		(739)
Loans held for investment, net of deferred loan fees	$848,773		$839,949

Loans held for sale totaled $2.3 million at June 30, 2025 and at December 31, 2024. Loans held for sale consists of one-to-four family residential real estate loans investors at pre-committed rates. The volume of loans held for sale originated are affected by interest rate changes, seasonal trends, and refinancing activity.

Asset Quality

Management classifies nonperforming loans as nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. Nonperforming loans totaled $7.7 million and $7.1 million at June 30, 2025 and December 31, 2024, representing 0.90% and 0.84% of total loans, respectively. Nonaccrual loans totaled $7.6 million and $7.0 million at June 30, 2025 and December 31, 2024, respectively. There was no OREO at June 30, 2025 and $77,000 in OREO at December 31, 2024. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through local realtors.  The Bank did not have any consumer mortgage loans secured by real estate properties for which formal foreclosure proceedings were in process as of June 30, 2025.

The following table summarizes the Company’s non-performing loans and assets as of the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Nonaccrual loans	$7,640	$7,045
Loans past due 90 days and accruing interest	16	32
Total nonperforming loans	7,656	7,077

Other real estate owned	-	77
Total nonperforming assets	$7,656	$7,154

Allowance for credit losses	$8,312	$8,129

Total Loans	$848,773	$839,949

Ratios:
Allowance for credit losses to Total Loans	0.98%	0.97%
Allowance for credit losses to Total nonperforming assets	108.57%	113.63%
Allowance for credit losses to Nonaccrual loans	108.80%	115.39%
Nonaccrual Loans to Total Loans	0.90%	0.84%

Management believes, based upon its review and analysis, that the Bank has sufficient reserves to cover losses inherent within the loan portfolio. For each period presented, the provision for credit losses charged to expense was based on management’s judgment after taking into consideration all factors connected with the collectability of the existing portfolio. Management considers economic conditions, historical losses, past due percentages, externally generated loan quality reports, and other relevant factors when evaluating the loan portfolio. There can be no assurance, however, that an additional provision for credit losses will not be required in the future, including as a result of changes in the qualitative factors underlying management’s estimates and judgments, changes in accounting standards, adverse developments in the economy, on a national basis or in the Company’s market area, loan growth, or changes in the circumstances of particular borrowers. For further discussion regarding the allowance for credit losses, see “Critical Accounting Policies” above.

Securities Available for Sale (“AFS”)

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity and serves as a source of liquidity. The portfolio is used as needed to meet collateral requirements, such as those related to secure balances with the FRB. The Company’s AFS portfolio is reported at fair value, based on market prices of comparable instruments. The portfolio consists primarily of U.S. Treasury securities, U.S. agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities.

On June 30, 2025, the AFS portfolio totaled $340.0 million, an increase of $12.4 million, or 4%, from $327.7 at December 31, 2024. The increase is attributable to purchases of $40.9 million in AFS securities during the first six months of 2025 and a $4.7 million decrease in unrealized losses of the investment securities. The change in the unrealized losses of investment securities from December 31, 2024 to June 30, 2025 was related to changes in market interest rates and maturities of lower yielding bonds. These increases were partially offset by maturities of $21.4 million and paydowns on mortgage-backed securities of $12.8 million. Scheduled maturities and paydowns are expected to total $26.4 million in the remaining six months of 2025.

Other Investments

Restricted securities, including Federal Home Loan Bank, FRB, and Community Bankers' Bank stock, are generally viewed as long-term investments because there is a minimal market for the stock and they are carried at cost.

Deposits

Deposits totaled $1.2 billion on June 30, 2025, which was a $1.3 million increase from December 31, 2024. The composition of the deposit portfolio has shifted from time deposits to savings accounts. The following table shows the balance of each category of deposits as of the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$278,322	23.3%	$260,301	21.8%
Interest Checking	134,094	11.2%	138,919	11.6%
Savings Accounts	549,836	46.0%	497,577	41.6%
Time Deposits	234,199	19.6%	298,308	25.0%
Total deposits	$1,196,451		$1,195,105

Estimated uninsured deposits totaled approximately $148.4 million and $131.9 million at June 30, 2025, and December 31, 2024, respectively.

The following table shows the average balances of deposits and average interest rates paid as of the periods indicated (dollars in thousands):

	Three months ended June 30, 2025		Six months ended June 30, 2025
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing	$272,208	-	$267,489	-
Interest-bearing:
Interest Checking	$131,489	1.60%	$134,536	1.66%
Savings Accounts	545,713	2.67%	531,748	2.66%
Time Deposits	239,162	3.36%	259,262	3.69%
Total interest-bearing deposits	916,364	2.70%	925,546	2.80%
Total average deposits	$1,188,572	2.08%	$1,193,032	2.18%

The following table sets forth maturity ranges of time deposits, as of June 30, 2025, that meet or exceed the FDIC insurance limit (in thousands):

Maturity period:	June 30, 2025
3 months or less	$12,093
Over 3 months through 6 months	8,435
Over 6 months through 12 months	24,092
Over 12 months	886
Total	$45,506

Long-term borrowings

Long-term debt totaled $7.0 million on June 30, 2025 and December 31, 2024, and consisted of one subordinated debt note. The note bore interest at 6.00% per annum through July 30, 2025, payable semi-annually in arrears. From July 31, 2025 through July 30, 2030, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date.

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

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Deposits have remained a steady source of liquidity. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity due to declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of June 30, 2025, liquid assets totaled $65.9 million, or 5.0% of total assets, and liquid earning assets totaled $45.5 million, or 3.5% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $26.4 million from bond paydowns and maturities by the end of 2025, which can be used to fund future loan growth and for other purposes.

At June 30, 2025, the Bank pledged investment securities with a par value totaling $137.6 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first six months of 2025. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million, and a secured line of credit with the FHLB with $179.8 million in available credit at June 30, 2025. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

Market Risk Management

Market risk is the sensitivity of a financial institution’s earnings or capital to adverse changes in interest rates, exchange rates, and equity prices. The Company’s primary component of market risk is interest rate volatility. Interest rate fluctuations impact the amount of interest income and expense the Bank pays or receives on the majority of its assets. Rapid changes in short-term interest rates may lead to volatility in net interest income resulting in additional interest rate risk to the extent that imbalances exist between the maturities or repricing of interest-bearing liabilities and interest earning assets.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

	As of June 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percent Change in Earnings	Percent Change in Earnings
400	-6.71%	-9.93%
300	-4.91%	-7.38%
200	-3.25%	-4.76%
100	-1.51%	-2.28%
(100)	1.14%	1.89%
(200)	1.66%	3.14%
(300)	1.28%	3.79%
(400)	-0.08%	1.80%

Economic value simulation is used to calculate the estimated fair value of assets and liabilities over different interest rate environments. Market values are calculated based on discounted cash flow analysis. The net economic value is the market value of all assets minus the market value of all liabilities. The change in net economic value of equity (“EVE”) over different rate environments is an indication of the longer- term repricing risk in the balance sheet. The same assumptions are used in the market value simulation as in the earnings simulation.

The following table reflects the change in net economic value over different rate environments:

	As of June 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
400	-21.10%	-20.65%
300	-16.19%	-15.73%
200	-11.03%	-10.40%
100	-5.92%	-5.04%
(100)	2.56%	3.63%
(200)	1.68%	4.51%
(300)	-1.80%	2.87%
(400)	-4.36%	-2.32%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At June 30, 2025, the Company had $117.7 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this item is not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.	Legal Proceedings.
There are no material pending legal proceedings other than ordinary routine litigation incidental to its business, to which the Company is a party or of which the property of the Company is subject.

Item 1A.	Risk Factors.
Disclosure under this item is not required for smaller reporting companies.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	None

Item 3.	Defaults Upon Senior Securities.	None

Item 4.	Mine Safety Disclosures.	None

Item 5.	Other Information.

Insider Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).

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
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

		104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

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

August 14, 2025

