Form 10-Q
period 2025-09-30
F&M BANK CORP
filed 2025-11-13
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☒      Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2025
Common Stock, par value ‑ $5 per share	3,556,658 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2025

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,	December 31,
	2025	2024*
	(Unaudited)
Assets
Cash and due from banks	$18,862	$18,685
Money market funds and interest-bearing deposits in other banks	982	298
Federal funds sold	64,091	37,524
Cash and cash equivalents	83,935	56,507

Securities available for sale, at fair value	329,423	327,670
Other investments	2,254	2,249
Loans held for sale, at fair value	1,288	2,283
Loans held for investment, net of deferred fees and costs	872,308	839,949
Less: allowance for credit losses	(7,848)	(8,129)
Net loans held for investment	864,460	831,820

Bank premises and equipment, net	21,568	22,192
Other real estate owned	-	77
Interest receivable	4,929	4,939
Goodwill	3,082	3,082
Bank owned life insurance	24,191	23,607
Deferred tax asset, net	6,857	9,465
Other assets	16,122	18,120
Total Assets	$1,358,109	$1,302,011
Liabilities
Deposits:
Noninterest bearing	$280,937	$260,301
Interest bearing	954,404	934,804
Total deposits	1,235,341	1,195,105

Long-term debt	7,000	6,975
Other liabilities	14,275	13,793
Total Liabilities	1,256,616	1,215,873

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,559,084 (2025) and 3,525,649 (2024) shares issued and outstanding	17,451	17,383
Additional paid in capital	11,661	11,463
Retained earnings	90,241	84,669
Accumulated other comprehensive loss	(17,860)	(27,377)
Total Shareholders’ Equity	101,493	86,138
Total Liabilities and Shareholders’ Equity	$1,358,109	$1,302,011

*2024 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
Interest and dividend income	2025	2024
Interest and fees on loans held for investment	$14,130	$13,833
Interest and fees on loans held for sale	(3)	60
Interest from money market funds and federal funds sold	468	518
Interest and dividends on interest bearing deposits and other investments	59	55
Interest from securities available for sale	2,398	1,824
Total interest and dividend income	17,052	16,290

Interest expense
Total interest on deposits	6,399	7,440
Interest on short-term debt	-	241
Interest on long-term debt	158	116
Total interest expense	6,557	7,797

Net interest income	10,495	8,493

Provision for credit losses - loans	595	869
(Recovery of) provision for credit losses – unfunded commitments	(56)	33
Total Provision for Credit Losses	539	902

Net Interest Income After Provision for Credit Losses	9,956	7,591

Noninterest income
Service charges on deposit accounts	347	317
Wealth management income	498	481
Mortgage banking income	426	671
Title insurance income	520	423
Income on bank-owned life insurance	160	191
Low income housing partnership amortization	(196)	(196)
ATM and check card fees	884	773
Other operating income	95	88
Total noninterest income	2,734	2,748

Noninterest expense
Salaries	4,084	4,056
Employee benefits	939	1,011
Occupancy expense	362	401
Equipment expense	290	323
FDIC assessment	221	257
Legal and professional expense	547	303
ATM and check card fees	384	296
Data processing fees	914	904
Other operating expenses	1,580	2,106
Total noninterest expense	9,321	9,657

Income before income taxes	3,369	682
Income tax expense (benefit)	445	(110)
Net Income	$2,924	$792
Per Common Share Data
Net income (basic and diluted)	$0.82	$0.23
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,558,868	3,519,182

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Nine Months Ended September 30,
Interest and dividend income	2025	2024
Interest and fees on loans held for investment	$41,566	$40,678
Interest and fees on loans held for sale	42	123
Interest from money market funds and federal funds sold	1,505	891
Interest and dividends on interest bearing deposits and other investments	147	357
Interest from securities available for sale	6,869	5,537
Total interest and dividend income	50,129	47,586

Interest expense
Total interest on deposits	19,270	20,728
Interest on short-term debt	4	1,691
Interest on long-term debt	390	347
Total interest expense	19,664	22,766

Net interest income	30,465	24,820

Provision for credit losses - loans	1,497	1,350
Provision for (recovery of) credit losses – unfunded commitments	125	(82)
Total Provision for Credit Losses	1,622	1,268

Net Interest Income After Provision for Credit Losses	28,843	23,552

Noninterest income
Service charges on deposit accounts	967	881
Wealth management income	1,734	1,692
Mortgage banking income	1,386	1,821
Title insurance income	1,460	1,153
Income on bank-owned life insurance	584	558
Low income housing partnership amortization	(589)	(589)
ATM and check card fees	2,523	2,300
Other operating income	304	272
Total noninterest income	8,369	8,088

Noninterest expense
Salaries	11,915	11,682
Employee benefits	2,978	2,229
Occupancy expense	1,156	1,186
Equipment expense	916	1,002
FDIC assessment	731	778
Legal and professional expense	1,553	1,260
ATM and check card fees	940	811
Data processing fees	2,820	2,540
Other operating expenses	4,547	4,767
Total noninterest expense	27,556	26,255

Income before income taxes	9,656	5,385
Income tax expense	1,315	360
Net Income	$8,341	$5,025
Per Common Share Data
Net income (basic and diluted)	$2.35	$1.44
Cash dividends on common stock	0.78	0.78
Weighted average common shares outstanding (basic and diluted)	3,551,339	3,508,958

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Income	$2,924	$792	$8,341	$5,025

Other comprehensive income:
Unrealized gain on available-for sale securities, net of income tax expense of $1,279 and $2,213 for the three months and $2,530 and $2,402 for the nine months ended September 30, 2025 and 2024, respectively	4,811	8,325	9,517	9,044

Total other comprehensive income	4,811	8,325	9,517	9,044

Total comprehensive income	$7,735	$9,117	$17,858	$14,069

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2025 and 2024.

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, June 30, 2024	3,519,117	$17,333	$11,134	$83,447	$(30,298)	$81,616
Net income	-	-	-	792	-	792
Other comprehensive income	-	-	-	-	8,325	8,325
Dividends on common stock	-	-	-	(915)	-	(915)
Common stock issued	1,236	23	81	-	-	104
Stock-based compensation expense	-	-	72	-	-	72
Balance, September 30, 2024	3,520,353	$17,356	$11,287	$83,324	$(21,973)	$89,994

Balance, June 30, 2025	3,567,056	$17,491	$11,674	$88,247	$(22,671)	$94,741
Net income	-	-	-	2,924	-	2,924
Other comprehensive income	-	-	-	-	4,811	4,811
Dividends on common stock	-	-	-	(920)	-	(920)
Common stock issued	4,139	21	81	-	-	102
Common stock repurchased	(12,111)	(61)	(208)	-	-	(269)
Stock-based compensation expense	-	-	114	-	-	114
Balance, September 30, 2025	3,559,084	$17,451	$11,661	$90,241	$(17,860)	$101,493

Nine Months Ended September 30, 2025 and 2024.

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance December 31, 2023	3,485,570	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net income	-	-	-	5,025	-	5,025
Other comprehensive income	-	-	-	-	9,044	9,044
Dividends on common stock	-	-	-	(2,735)	-	(2,735)
Common stock issued	10,421	52	154	-	-	206
Net restricted common stock activity	24,362	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	41	(41)	-	-	-
Stock-based compensation expense	-	-	131	-	-	131
Balance, September 30, 2024	3,520,353	$17,356	$11,287	$83,324	$(21,973)	$89,994

Balance December 31, 2024	3,525,649	$17,383	$11,463	$84,669	$(27,377)	$86,138
Net income	-	-	-	8,341	-	8,341
Other comprehensive income	-	-	-	-	9,517	9,517
Dividends on common stock	-	-	-	(2,769)	-	(2,769)
Common stock issued	14,245	71	233	-	-	304
Common stock repurchased	(12,111)	(61)	(208)			(269)
Net restricted common stock activity	31,301	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	(77)
Stock-based compensation expense	-	-	308	-	-	308
Balance, September 30, 2025	3,559,084	$17,451	$11,661	$90,241	$(17,860)	$101,493

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$8,341	$5,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,004	1,127
Amortization of intangibles	23	22
Amortization of securities	500	554
Proceeds from loans held for sale	38,259	47,645
Loans held for sale originated	(36,404)	(47,767)
Gain on sale of loans held for sale	(860)	(1,091)
Provision for credit losses	1,622	1,268
Decrease (increase) in interest receivable	10	(32)
Decrease (increase) in deferred tax asset	80	(7)
Decrease (increase) in other assets	1,429	(1,623)
Increase (decrease) in other liabilities	355	(1,675)
Amortization of limited partnership investments	589	589
Amortization of debt issuance costs	25	33
Income from life insurance investment	(584)	(558)
Gain on sale of fixed assets	-	(12)
Gain on the sale of assets held for sale	(43)	-
Gain on the sale of OREO	(73)	(21)
Stock-based compensation expense	308	131
Net cash provided by operating activities	14,581	3,608

Cash flows from investing activities
Proceeds from maturity of investments available for sale	32,320	10,500
Purchases of investments available for sale	(40,863)	(18,026)
Proceeds from paydowns of investments available for sale	18,337	10,932
Investment in restricted stock, net	(5)	2,105
Net increase in loans held for investment	(34,137)	(10,268)
Proceeds from the sale of fixed assets	-	372
Proceeds from the sale of OREO	150	76
Net purchase of property and equipment	(380)	(219)
Net cash used in investing activities	(24,578)	(4,528)

Cash flows from financing activities
Net change in deposits	40,236	85,052
Net change in short-term debt	-	(45,000)
Dividends paid in cash	(2,769)	(2,735)
Proceeds from issuance of common stock	227	206
Purchases of common stock	(269)	-
Net cash provided by financing activities	37,425	37,523

Net increase in Cash and Cash Equivalents	27,428	36,603
Cash and cash equivalents, beginning of period	56,507	23,717
Cash and cash equivalents, end of period	$83,935	$60,320
Supplemental Cash Flow information:
Cash paid for: Interest	$20,199	$22,100
Taxes	450	608
Supplemental non-cash disclosures:
Change in net unrealized loss on securities available for sale	$12,047	$11,446

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), Farmers & Merchants Financial Services, Inc. (“FMFS”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank. Effective on May 15, 2025, the operations, assets, and liabilities of F&M Mortgage were transferred to the Bank.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes a security available for sale is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2025 and December 31, 2024, there was no allowance for credit loss related to the securities available for sale portfolio.

Accrued interest receivable on securities available for sale totaled $1.3 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.6 million and $3.5 million at September 30, 2025 and December 31, 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular from 2008-2012, all segments leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses was economic conditions, with a weighting of 20%-25%. The Company evaluates the weighting applied to each pool on an annual basis.

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

Owner-occupied commercial real estate. The commercial real estate segment includes loans secured by commercial real estate occupied by the owner/borrower. Loans in this segment are impacted by economic risks from changing commercial real estate markets, business bankruptcy rates, local unemployment rates, and interest rate trends that would impact the businesses housed by the commercial real estate.

Other commercial real estate. The other commercial real estate segment includes loans secured by commercial real estate leased to non-owners. Loans in the commercial real estate segment are impacted by economic risks from changing commercial real estate markets, rental markets for commercial buildings, business bankruptcy rates, local unemployment rates, and interest rate trends that would impact the businesses housed by the commercial real estate.

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

Other consumer loans. Other consumer loans may be secured or unsecured. Credit risk stems primarily from the borrower’s ability to repay. If the loan is secured, the Company analyzes loan-to-value ratios. All consumer non-real estate loans are analyzed for debt-to-income ratios and previous credit history, as well as for general risks to the portfolio, including local unemployment rates, personal bankruptcy rates, and interest rates.

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

Recent Accounting Pronouncements

Accounting Standards Pending Adoption:

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,085	$-	$887	$14,198
U. S. Government agencies	57,997	-	3,267	54,730
Municipal securities	32,621	25	1,823	30,823
Mortgage-backed securities	219,085	1,277	17,328	203,034
Corporate debt securities	27,800	1	1,163	26,638
Total Securities Available for Sale	$352,588	$1,303	$24,468	$329,423

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$20,072	$-	$1,458	$18,614
U. S. Government agencies	72,995		5,270	67,725
Municipal securities	40,674	-	2,467	38,207
Mortgage-backed securities	198,591	158	23,800	174,949
Corporate debt securities	30,550	-	2,375	28,175
Total Securities Available for Sale	$362,882	$158	$35,370	$327,670

The amortized cost and fair value of securities at September 30, 2025, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$26,973	$26,498
Due after one year through five years	83,126	79,779
Due after five years	64,310	60,699
Due after ten years	178,179	162,447
Total	$352,588	$329,423

There were no sales of securities available for sale in the first nine months of 2025 or 2024.

The following tables show the present fair value and gross unrealized losses (dollars in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $76.9 million and $9.0 million, as of September 30, 2025 and December 31, 2024, respectively.

	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
U. S. Treasuries	$-	$-	$14,198	$887	$14,198	$887
U. S. Government agencies	-	-	54,730	3,267	54,730	3,267
Municipal securities	5,884	126	20,699	1,697	26,583	1,823
Mortgage-backed securities	4,575	6	125,814	17,322	130,389	17,328
Corporate debt securities	999	2	25,639	1,161	26,638	1,163
Total Securities Available for Sale	$11,458	$134	$241,080	$24,334	$252,538	$24,468

	Less than 12 Months		More than 12 Months		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$18,614	$1,458	$18,614	$1,458
U. S. Government agencies	-	-	67,725	5,270	67,725	5,270
Municipal securities	9,971	139	28,236	2,328	38,207	2,467
Mortgage-backed securities	39,461	603	126,470	23,197	165,931	23,800
Corporate debt securities	1,463	37	26,712	2,338	28,175	2,375
Total Securities Available for Sale	$50,895	$779	$267,757	$34,591	$318,652	$35,370

At September 30, 2025 and December 31, 2024, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $22.1 million and $23.7 million at September 30, 2025 and December 31, 2024, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate debt securities in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage-backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses ("ACL") for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

The Company had securities with a market value of $120.0 million pledged to the Federal Reserve Discount Window as of September 30, 2025. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first nine months of 2025. Additionally, the Company had securities with a market value of $9.4 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of September 30, 2025, other investments consisted of restricted stock in the Federal Reserve Bank (“FRB”) (carrying basis of $1.1 million at September 30, 2025 and December 31, 2024), Federal Home Loan Bank (“FHLB”) (carrying basis of $925 thousand and $920 thousand at September 30, 2025 and December 31, 2024, respectively), in Farmer Mac stock (carrying basis of $4 thousand at September 30, 2025 and December 31, 2024), and in a correspondent bank (carrying value of $50 thousand at September 30, 2025 and December 31, 2024). Additionally, the Company has an equity investment in National Bankshares Inc. totaling $135 thousand at September 30, 2025 and December 31, 2024. Other investments are carried at cost.

NOTE 3 LOANS AND CREDIT QUALITY

The following is a summary of the major categories of total loans outstanding at September, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
1-4 Family residential construction	$31,805	$25,102
Other construction, land development and land	42,281	58,208
Secured by farmland	111,163	86,016
Home equity – open end	50,401	49,542
Real estate	233,859	213,081
Home equity – closed end	6,280	6,137
Multifamily	14,621	10,804
Owner-occupied commercial real estate	92,302	86,169
Other commercial real estate	114,375	98,189
Agricultural loans	18,562	17,928
Commercial and industrial	56,548	64,901
Credit cards	3,193	3,524
Automobile loans	83,458	104,271
Other consumer loans	9,621	11,915
Municipal loans	4,410	4,901
Gross loans	872,879	840,688
Unamortized net deferred loan fees	(571)	(739)
Less allowance for credit losses	7,848	8,129
Net loans	$864,460	$831,820

The table above does not include loans held for sale of $1.3 million and $2.3 million at September 30, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.6 million and $3.5 million at September 30, 2025 and December 31, 2024, respectively. For the quarter and nine months ended September 30, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $304.2 million and $306.7 million as of September 30, 2025, and December 31, 2024, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

Nonaccrual and Past Due Loans

The following tables present the aging of the recorded investment in loans held for investment by loan category as of the dates stated (dollars in thousands).

September 30, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$31,805	$31,805
Other construction, land development and land	157	-	-	-	42,124	42,281
Secured by farmland	51	-	-	1,305	109,807	111,163
Home equity – open end	76	-	-	562	49,763	50,401
Real estate	1,350	191	-	2,242	230,076	233,859
Home equity – closed end	31	-	-	-	6,249	6,280
Multifamily	-	-	-	-	14,621	14,621
Owner-occupied commercial real estate	540	1,153	-	2,608	88,001	92,302
Other commercial real estate	-	-	-	-	114,375	114,375
Agricultural loans	-	60	-	112	18,390	18,562
Commercial and industrial	318	33	-	-	56,197	56,548
Credit cards	39	1	-	-	3,153	3,193
Automobile loans	1,558	450	1	564	80,885	83,458
Other consumer loans	94	43	-	58	9,426	9,621
Municipal loans	-	-	-	-	4,410	4,410
Gross loans	4,214	1,931	1	7,451	859,282	872,879
Less: Unamortized net deferred loan fees	-	-	-	-	(571)	(571)
Total	$4,214	$1,931	$1	$7,451	$858,711	$872,308

December 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$25,102	$25,102
Other construction, land development and land	-	10	-	14	58,184	58,208
Secured by farmland	-	-	-	53	85,963	86,016
Home equity – open end	130	-	-	501	48,911	49,542
Real estate	1,799	877	-	916	209,489	213,081
Home equity – closed end	-	-	-	-	6,137	6,137
Multifamily	-	-	-	-	10,804	10,804
Owner-occupied commercial real estate	124	-	-	3,416	82,629	86,169
Other commercial real estate	-	-	-	785	97,404	98,189
Agricultural loans	-	-	-	171	17,757	17,928
Commercial and industrial	849	46	-	768	63,238	64,901
Credit cards	41	19	32	-	3,432	3,524
Automobile loans	2,153	304	-	397	101,417	104,271
Other consumer loans	95	10	-	24	11,786	11,915
Municipal loans	-	-	-	-	4,901	4,901
Gross loans	5,191	1,266	32	7,045	827,154	840,688
Less: Unamortized net deferred loan fees	-	-	-	-	(739)	(739)
Total	$5,191	$1,266	$32	$7,045	$826,415	$839,949

There were $7.5 million and $7.0 million in nonaccrual loans at September 30, 2025 and December 31, 2024, respectively.  There was no income recognized on nonaccrual loans during the three months or nine months ended September 30, 2025 and 2024.

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates stated (dollars in thousands).

	September 30, 2025			December 31, 2024
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
Other construction, land development and land	$-	$-	$-	$14	$-	$14
Secured by farmland	871	434	1,305	53	-	53
Home equity – open end	538	24	562	501	-	501
Real estate	2,140	102	2,242	916	-	916
Owner-occupied commercial real estate	2,608	-	2,608	2,147	1,269	3,416
Other commercial real estate	-	-	-	785	-	785
Agricultural loans	-	112	112	171	-	171
Commercial and industrial	-	-	-	768	-	768
Automobile loans	564	-	564	397	-	397
Other consumer loans	58	-	58	24	-	24
Total loans	$6,779	$672	$7,451	$5,776	$1,269	$7,045

Troubled Loan Modifications

The Company closely monitors the performance of borrowers experiencing financial difficulty and grants certain loan modifications it would not otherwise consider. The Company refers to such loan modifications as troubled loan modifications (“TLMs”). The following table presents the amortized cost basis of loan modifications to borrowers experiencing financial difficulty for the nine months ended September 30, 2025 and 2024 (dollars in thousands).

Term Extensions for the Nine Months Ended September 30, 2025

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Automobile loans	$35	0.04%	Added a weighted-average of 11.2 months to the life of the loans.
Total Term Extensions	$35

Other than Insignificant Payment Delays for the Nine Months Ended September 30, 2025

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	$735	0.80%	Changed from amortizing to interest-only payments for 5 months.
Total Other than Insignificant Payment Delays	$735

Amortized Cost of Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty

For the Nine Months Ended September 30, 2024

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	$16	0.02%	Added a weighted-average of 13.0 months to the life of the loans.
Automobile loans	53	0.05%	Added a weighted-average of 4.1 months to the life of the loans.
Total Term Extension	$69

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	September 30, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$-	$-	$-	$2	$2
Owner occupied commercial real estate	6,120	-	-	1,192	7,312
Automobile loans	47	21	-	10	78
Total modified loans	$6,167	$21	$-	$1,204	$7,392

	December 31, 2024
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$7	$-	$-	$-	$7
Owner occupied commercial real estate	6,653	-	-	-	6,653
Other commercial real estate	10	-	-	-	10
Automobile loans	62	49	-	-	111
Total modified loans	$6,732	$49	$-	$-	$6,781

At September 30, 2025 and December 31, 2024, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs modified in the preceding twelve months that had a payment default during the periods stated (dollars in thousands).

	For the Nine Months Ended September 30, 2025
	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and deferral
Real estate	1	$3	0.01%
Automobile loans	4	29	0.03%
Total term extension and deferral	5	$32

Other than temporary payment delay
Owner occupied commercial real estate	1	$1,192	1.29%
Total other than temporary payment delay	1	$1,192

Total	6	$1,224

There were no TLMs modified in the preceding twelve months that had a payment default during the three and nine months ended September 30, 2024.

The Company’s credit loss model incorporates the impact of significant modifications made to borrowers experiencing financial difficulty that result in default during the period, both in loans evaluated individually and through the quantitative factors applied to pooled loans.

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

The following table presents an analysis of collateral-dependent loans of the Company as of the dates stated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Real Estate	Business/Other Assets	Real Estate	Business/Other Assets
Secured by farmland	$1,305	$-	$-	$-
Home equity – open end	200	-	-	-
Real estate	1,024	-	-	-
Owner-occupied commercial real estate	2,543	-	3,416	-
Other commercial real estate	-	-	785	-
Agricultural loans	-	112	-	-
Commercial and industrial	-	-	-	605
Total loans	$5,072	$112	$4,201	$605

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

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$780	$-	$-	$-	$31,025	$31,805
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	780	-	-	-	31,025	31,805
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	5,561	2,977	11,841	976	459	3,389	17,003	42,206
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	75	75
Total Other construction, land development and land	5,561	2,977	11,841	976	459	3,389	17,078	42,281
Current period gross write-offs	-	-	-	-	-	23	-	23

Secured by farmland
Pass	13,610	9,665	10,987	13,046	13,370	35,471	10,510	106,659
Watch	-	-	-	1,667	1,533	-	-	3,200
Substandard	-	-	-	319	871	-	114	1,304
Total Secured by farmland	13,610	9,665	10,987	15,032	15,774	35,471	10,624	111,163
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	121	49,619	49,740
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	661	661
Total Home equity - open end	-	-	-	-	-	121	50,280	50,401
Current period gross write-offs	-	-	-	-	-	-	-	-

Real estate
Pass	30,131	26,058	55,333	40,629	12,212	62,359	389	227,111
Watch	-	1,425	1,441	-	-	213	-	3,079
Substandard	-	-	292	83	801	2,493	-	3,669
Total Real estate	30,131	27,483	57,066	40,712	13,013	65,065	389	233,859
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – closed end
Pass	569	681	2,382	198	59	2,336	-	6,225
Watch	-	-	-	-	-	-	-	-
Substandard	55	-	-	-	-	-	-	55
Total Home equity - closed end	624	681	2,382	198	59	2,336	-	6,280
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	3,080	2,692	-	2,577	1,260	2,294	2,718	14,621
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	3,080	2,692	-	2,577	1,260	2,294	2,718	14,621
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	10,039	10,272	2,377	16,531	14,655	21,460	5,074	80,408
Watch	-	-	735	-	-	-	-	735
Substandard	65	1,153	-	-	-	9,893	48	11,159
Total Owner-occupied commercial real estate	10,104	11,425	3,112	16,531	14,655	31,353	5,122	92,302
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	11,885	375	9,062	37,241	11,235	33,561	2,112	105,471
Watch	-	-	-	-	-	979	-	979
Substandard	-	7,840	-	-	-	85	-	7,925
Total Other commercial real estate	11,885	8,215	9,062	37,241	11,235	34,625	2,112	114,375
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Agricultural loans
Pass	4,108	2,006	1,558	1,145	190	86	9,320	18,413
Watch	-	-	-	13	-	24	-	37
Substandard	-	-	112	-	-	-	-	112
Total Agricultural loans	4,108	2,006	1,670	1,158	190	110	9,320	18,562
Current period gross write-offs	-	-	-	171	-	-	-	171

Commercial and industrial
Pass	16,833	6,949	3,186	5,201	2,618	330	18,107	53,224
Watch	-	-	-	48	-	-	2,245	2,293
Substandard	42	-	311	-	-	-	678	1,031
Total Commercial and industrial	16,875	6,949	3,497	5,249	2,618	330	21,030	56,548
Current period gross write-offs	-	408	-	75	-	-	-	483

Credit cards
Pass	-	-	-	-	-	-	3,193	3,193
Substandard	-	-	-	-	-	-	-	-
Total Credit cards	-	-	-	-	-	-	3,193	3,193
Current period gross write-offs	-	-	-	-	-	-	53	53

Automobile loans
Pass	13,507	19,461	26,367	16,509	5,682	1,290	-	82,816
Watch	-	-	-	-	-	-	-	-
Substandard	-	154	135	213	85	55	-	642
Total Automobile loans	13,507	19,615	26,502	16,722	5,767	1,345	-	83,458
Current period gross write-offs	47	713	688	443	141	72	-	2,104

Other consumer loans
Pass	2,454	2,523	1,957	1,438	401	399	391	9,563
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	21	30	7	-	-	58
Total Other consumer loans	2,454	2,523	1,978	1,468	408	399	391	9,621
Current period gross write-offs	-	4	17	36	5	2	-	64

Municipal loans
Pass	-	-	-	-	525	3,885	-	4,410
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	525	3,885	-	4,410
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$111,939	$94,231	$128,877	$137,864	$65,963	$180,723	$153,282	872,879
Less: Unamortized net deferred loan fees								(571)
Loans held for investment								$872,308

Current period gross write-offs	$47	$1,125	$705	$725	$146	$97	$53	$2,898

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

NOTE 4 ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“ACL”) consists of the allowance for credit losses on loans and the allowance for unfunded commitments. The Company’s ACL is governed by the Bank’s ACL Committee, which reports to the Board of Directors and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for calculating the Company’s estimate of expected credit losses and resulting ACL. The ACL Committee considers the quantitative model results and qualitative factors when finalizing the ACL. The Company’s ACL model is subject to the Company’s models risk management program, which is overseen by the Director of Risk Management that reports to the Company’s Board Risk Committee.

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

The following tables detail the changes in the ACL for the periods indicated (dollars in thousands).

	For the three months ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (recovery of) loan credit losses	Ending Balance
1-4 Family residential construction	$271	$-	$-	$31	$302
Other construction, land development and land	1,047	13	14	65	1,113
Secured by farmland	1,477	-	-	80	1,557
Home equity – open end	170	-	-	11	181
Real estate	883	-	1	(42)	842
Home Equity – closed end	73	-	-	(2)	71
Multifamily	34	-	-	10	44
Owner-occupied commercial real estate	842	-	13	(121)	734
Other commercial real estate	90	-	-	58	148
Agricultural loans	137	171	-	174	140
Commercial and industrial	1,258	398	7	(46)	821
Credit Cards	80	21	10	8	77
Automobile loans	1,774	972	463	409	1,674
Other consumer loans	176	23	31	(40)	144
Municipal loans	-	-	-	-	-
Total allowance for credit losses - loans	$8,312	$1,598	$539	$595	$7,848
Allowance for credit losses – unfunded commitments	$830	$-	$-	$(56)	$774

	For the three months ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for loan credit losses	Ending Balance
1-4 Family residential construction	$602	$-	$-	$21	$623
Other construction, land development and land	1,448	-	69	141	1,658
Secured by farmland	817	-	-	23	840
Home equity – open end	177	-	-	3	180
Real estate	780	-	1	(33)	748
Home Equity – closed end	102	-	-	2	104
Multifamily	251	-	-	5	256
Owner-occupied commercial real estate	848	-	-	(45)	803
Other commercial real estate	174	-	-	(39)	135
Agricultural loans	22	-	-	2	24
Commercial and industrial	801	-	3	61	865
Credit Cards	83	6	4	1	82
Automobile loans	1,469	838	194	572	1,397
Other consumer loans	225	85	2	155	297
Municipal loans	16	-	-	-	16
Total allowance for credit losses - loans	$7,815	$929	$273	$869	$8,028
Allowance for credit losses – unfunded commitments	$576	$-	$-	$33	$609

	For the nine months ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$44	$302
Other construction, land development and land	1,551	23	24	(439)	1,113
Secured by farmland	946	-	-	611	1,557
Home equity – open end	197	-	24	(40)	181
Real estate	606	-	3	233	842
Home Equity – closed end	99	-	-	(28)	71
Multifamily	190	-	-	(146)	44
Owner-occupied commercial real estate	809	-	13	(88)	734
Other commercial real estate	105	-	-	43	148
Agricultural loans	27	171	-	284	140
Commercial and industrial	982	483	154	168	821
Credit Cards	87	53	21	22	77
Automobile loans	1,956	2,104	818	1,004	1,674
Other consumer loans	301	64	63	(156)	144
Municipal loans	15	-	-	(15)	-
Total allowance for credit losses - loans	$8,129	$2,898	$1,120	$1,497	$7,848
Allowance for credit losses – unfunded commitments	$649	$-	$-	$125	$774

	For the nine months ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$-	$-	$(91)	$623
Other construction, land development and land	1,287	-	69	302	1,658
Secured by farmland	815	-	-	25	840
Home equity – open end	180	-	25	(25)	180
Real estate	810	-	4	(66)	748
Home Equity – closed end	77	-	-	27	104
Multifamily	181	-	-	75	256
Owner-occupied commercial real estate	1,221	-	-	(418)	803
Other commercial real estate	166	-	-	(31)	135
Agricultural loans	20	-	-	4	24
Commercial and industrial	1,034	209	44	(4)	865
Credit Cards	81	27	19	9	82
Automobile loans	1,443	2,061	572	1,443	1,397
Other consumer loans	292	152	73	84	297
Municipal loans	-	-	-	16	16
Total allowance for credit losses - loans	$8,321	$2,449	$806	$1,350	$8,028
Allowance for credit losses – unfunded commitments	$691	$-	$-	$(82)	$609

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

The following tables present information about the Company’s leases (dollars in thousands):

September 30, 2025
Lease Liabilities	$901
Right-of-use assets	$867
Weighted average remaining lease term (years)	9.49 years
Weighted average discount rate	3.82%

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$30	$23	$89	$75
Total lease cost	$30	$23	$89	$75
Cash paid for amounts included in the measurement of lease liabilities	$35	$30	$104	$89

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

September 30, 2025
Three months ending December 31, 2025	$27
Twelve months ending December 31, 2026	115
Twelve months ending December 31, 2027	101
Twelve months ending December 31, 2028	103
Twelve months ending December 31, 2029	106
Thereafter	638
Total undiscounted cash flows	$1,090
Discount	(189)
Lease liabilities	$901

NOTE 6 REGULATORY CAPITAL MATTERS

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of September 30, 2025, the Bank meets all capital adequacy requirements to which it is subject.

“Prompt corrective action” regulations provide five classifications: “well capitalized," “adequately capitalized," “undercapitalized," “significantly undercapitalized," and “critically undercapitalized," although these terms are not used to represent overall financial condition. If “adequately capitalized," regulatory approval is required to accept brokered deposits. If “undercapitalized," capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2025, and December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action."

	Actual		Minimum Required Capital		Minimum Required to be Well Capitalized
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$126,125	13.70%	$73,671	8.00%	$92,089	10.00%
Tier 1 risk-based ratio	117,503	12.76%	55,253	6.00%	73,671	8.00%
Common equity tier 1	117,503	12.76%	41,440	4.50%	59,858	6.50%
Tier 1 leverage ratio	117,503	8.69%	54,061	4.00%	67,576	5.00%

December 31, 2024
Total risk-based ratio	$120,892	13.39%	$72,223	8.00%	$90,279	10.00%
Tier 1 risk-based ratio	112,114	12.42%	54,168	6.00%	72,223	8.00%
Common equity tier 1	112,114	12.42%	40,626	4.50%	58,682	6.50%
Tier 1 leverage ratio	112,114	8.23%	54,472	4.00%	68,090	5.00%

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

Fair Value – Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities - When quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow methods. Level 2 securities included U.S. government agency securities, mortgage-backed agency securities, obligations of state and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The carrying value of restricted stock approximates fair value based upon the redemption provisions of each security and is therefore excluded from the following table.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated (dollars in thousands):

September 30, 2025	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasuries	$14,198	$-	$14,198	$-
U.S. Government agencies	54,730	-	54,730	-
Municipal securities	30,823	-	30,823	-
Mortgage-backed securities	203,034	-	203,034	-
Corporate debt securities	26,638	-	4,553	22,085
Total securities available for sale	$329,423	$-	$307,338	$22,085
Other assets
Loans held for sale	$1,288	$-	$1,288	$-
Interest rate lock commitments	37	-	37	$-
Forward sales commitments	44	-	44	-

December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Securities available for sale
U. S. Treasuries	$18,614	$-	$18,614	$-
U.S. Government agencies	67,725	-	67,725	-
Municipal securities	38,207	-	38,207	-
Mortgage-backed securities	174,949	-	174,949	-
Corporate debt securities	28,175	-	4,512	23,663
Total securities available for sale	$327,670	$-	$304,007	$23,663
Other assets
Loans held for sale	$2,283	$-	$2,283	$-
Interest rate lock commitments	18	-	18	-
Forward sales commitments	41	-	41	-

The following table presents the change in corporate debt securities as of and for the periods stated (dollars in thousands).

Corporate debt securities
Balance as of December 31, 2024	$23,663
Called security available for sale	2,750
Fair value adjustments	1,172
Balance as of September 30, 2025	$22,085

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated (dollars in thousands).

	September 30, 2025
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$5,184	$-	$-	$5,184

	December 31, 2024
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,806	$-	$-	$4,806
OREO	77	-	-	77

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated (dollars in thousands).

	Balance at September 30, 2025	Unobservable Input	Discount
Collateral-dependent loans
Discounted appraised value technique	$5,184	Discount rate	25%-100%
		Selling costs	11% - 22%

	Balance at December 31, 2024	Unobservable Inputs	Discount
Collateral-dependent loans
Discounted appraised value technique	$4,806	Discount rate	25%
		Selling costs	9% - 10%
OREO
Discounted sales price technique	77	Discount rate	25%
		Selling costs	8%

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

The carrying value of restricted equity investments approximates fair value based on the redemption provisions of each security (Level 2). The fair value of other investments is approximated by its carrying value (Level 3).

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

The carrying value of bank-owned life insurance reasonably approximates fair value, as these policies are reported at their cash surrender value, which is estimated based on information provided by insurance carriers (Level 3).

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

	September 30, 2025
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$83,935	$83,935	$-	$-	$83,935
Securities available for sale	329,423	-	307,338	22,085	329,423
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	1,288	-	1,288	-	1,288
Loans held for investment, net	864,460	-	-	856,124	856,124
Interest receivable	4,929	-	4,929	-	4,929
Bank owned life insurance	24,191	-	24,191	-	24,191
Forward sales commitments	44	-	44	-	44
Interest rate lock commitments	37	-	37	-	37
Financial Liabilities
Noninterest-bearing demand deposits	$280,937	$280,937	$-	$-	$280,937
Interest checking deposits	146,087	-	146,087	-	146,087
Savings deposits	573,985	-	573,985	-	573,985
Time deposits	234,332	-	-	233,962	233,962
Long-term debt	7,000	-	-	7,008	7,008
Interest payable	1,365	-	1,365	-	1,365
	December 31, 2024
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$56,507	$56,507	$-	$-	$56,507
Securities available for sale	327,670	-	327,670	-	327,670
Other investments	2,249	-	-	2,249	2,249
Loans held for sale	2,283	-	2,283	-	2,283
Loans held for investment, net	831,820	-	-	808,812	808,812
Interest receivable	4,939	-	4,939	-	4,939
Bank owned life insurance	23,607	-	23,607	-	23,607
Interest rate lock commitments	18	-	18	-	18
Forward sales commitments	41	-	41	-	41
Financial Liabilities
Noninterest-bearing demand deposits	$260,301	$260,301	$-	$-	$260,301
Interest checking deposits	138,919	-	138,919	-	138,919
Savings deposits	497,577	-	497,577	-	497,577
Time deposits	298,308	-	-	297,920	297,920
Long-term debt	6,975	-	-	6,917	6,917
Interest payable	1,900	-	1,900	-	1,900

NOTE 8 – SUBSEQUENT EVENTS

On October 23, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per share of common stock. The dividend is payable on November 28, 2025 to common shareholders of record as of November 14, 2025.

On October 24, 2025, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued and sold $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035 (the “Notes”).

The Notes will initially bear interest at 7.55% per annum, beginning May 1, 2026 to but excluding November 1, 2030, payable semi-annually in arrears. From and including November 1, 2030 to but excluding November 1, 2035, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 424.5 basis points, payable quarterly in arrears. Beginning on November 1, 2030 through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The Notes will mature on November 1, 2035. The Purchase Agreement contains certain customary representations, warranties and covenants.

If certain events of default occur, such as the bankruptcy of the Company, the principal amount of the Notes will become and be immediately due and payable without any declaration or other act on the part of the holder of a Note. The Notes will be unsecured, subordinated obligations of the Company and will rank junior in right of payment to the Company’s existing and future senior indebtedness. The Notes are not convertible into common stock or preferred stock, and are not callable by the holders.

The Notes have been structured to qualify as Tier 2 capital under regulatory guidelines for bank holding companies. The Company intends to use the proceeds from the sale of the Notes to redeem the Company’s existing subordinated debt and for such other general corporate purposes as the Company may determine.

The Notes were offered and sold in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The foregoing descriptions of the Purchase Agreement and the Notes do not purport to be complete and are qualified in their entirety by reference to the forms of the Purchase Agreement and the Note which are included as Exhibits 10.1 and 4.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2025, respectively, and incorporated herein by reference.

On October 31, 2025 the Company redeemed in full the $7.0 million subordinated note due on July 31, 2030. The Company sold and issued to an institutional accredited investor a 6.00% fixed to floating rate subordinated note on July 29, 2020 that was due July 31, 2030 with an aggregate principal amount of $7.0 million. The note initially bore interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate reset quarterly to an interest rate per annum equal to the current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note could be redeemed, at the Company’s option, on any scheduled interest payment date. On September 30, 2025, the Company gave notice of full redemption on October 31, 2025 to the holder of the subordinated note.

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

The Company, through its subsidiary Bank, operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the FRB. The Bank provides services at fourteen branch offices and at mortgage and dealer finance loan production offices. The Company offers title insurance through its subsidiary VST. The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of September 30, 2025 were unchanged from the policies disclosed in the 2024 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Overview

Comparing the Three-Month Periods Ending September 30, 2025 and September 30, 2024

Net income increased $2.1 million to $2.92 million, or $0.82 per share, for the three months ended September 30, 2025, compared to $792,000, or $0.23 per share, for the same period in 2024. Return on average assets was 0.87% and return on average equity was 11.99% for the third quarter of 2025, compared to 0.24% and 3.66%, respectively, for the same period in 2024.

The $2.1 million increase in net income resulted from a $2.0 million increase in net interest income, a $363,000 decrease in provision for credit losses, a $14,000 decrease in noninterest income, and a $336,000 decrease in noninterest expenses.

Net interest income increased by $2.0 million as total interest income increased by $762,000 and interest expense decreased by $1.2 million. Net interest income was positively impacted by a $15.0 million decrease in short-term debt, which was partially offset by a $17.0 million increase in deposits. The net interest margin increased 61-basis points to 3.36%.

Provision for credit losses decreased by $363,000. For the third quarter of 2025, provision for credit losses totaled $539,000 and consisted of a $595,000 provision for credit losses on loans and a $56,000 recovery of provision for credit losses on unfunded commitments. For the same period of 2024, the provision for credit losses totaled $902,000.

Noninterest income decreased by $14,000 in the third quarter of 2025 due to a decrease in mortgage banking income that was offset by increases in card services and interchange income and title insurance income.

Noninterest expenses decreased by $336,000, which was primarily attributable to an external fraud event in third quarter 2024. The resulting decrease in other operating expenses of $526,000 was partially offset by an increase in legal and professional fees of $244,000.

Comparing the Nine-Month Periods Ending September 30, 2025 and September 30, 2024

Net income increased $3.3 million to $8.3 million, or $2.35 per share, for the nine months ended September 30, 2025, compared to $5.0 million, or $1.44 per share, for the same period in 2024. Return on average assets was 0.85% and return on average equity was 12.04% for the nine months ended September 30, 2025, compared to 0.51% and 8.37%, respectively, for the same period in 2024.

The $3.3 million increase in net income resulted from a $5.6 million increase in net interest income and a $281,000 increase in noninterest income, which was partially offset by a $354,000 increase in provision for credit losses, a $1.3 million increase in noninterest expenses, and a $955,000 increase in income tax expense.

Net interest income increased $5.6 million resulting from a $2.5 million increase in total interest income and a $3.1 million decrease in interest expense. Net interest income was positively impacted by a $41.2 million decrease in average borrowings coupled with an $8.0 million increase in average earning assets. Net interest margin increased 60-basis points to 3.33% at September 30, 2025, from 2.73% for the same period in 2024.

Provision for credit losses increased by $354,000 for the first nine months of 2025 as compared to the same period in 2024. For the nine months ended September 30, 2025, provision for credit losses totaled $1.6 million and consisted of a $1.5 million provision for credit losses on loans and a $125,000 provision for credit losses on unfunded commitments. For the same period in 2024, the provision for credit losses totaled $1.3 million.

Noninterest income increased by $281,000 primarily from an increase in title insurance income, card services and interchange income, income on bank-owned life insurance, and service charges on deposit accounts. The increases were partially offset by a decrease in mortgage banking income.

Noninterest expenses increased by $1.3 million and were primarily attributable to an increase in salaries and employee benefits, legal and professional fees, and data processing expense. Expenses related to the Company’s pension plan increased $749,000 due to an increase in net periodic pension cost and pension settlement gains of $580,000 received in 2024. Other expenses decreased due to an external fraud loss of $731,000 in 2024.

Net Interest Income

Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, and subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, mortgage banking income, title insurance income, ATM and check card income, income from bank-owned life insurance, and general and administrative expenses.

Three Month Period Ended September 30, 2025

Net interest income increased by $2.0 million, or 24%, to $10.5 million for the three months ended September 30, 2025, as compared to the same period in the prior year. Total interest income increased by $762,000 and interest expense decreased by $1.2 million.

The increase in total interest income was attributed to a $574,000 increase in interest from securities available for sale and a $297,000 increase in interest and fees on loans held for investment. The increase in interest income from securities available for sale was attributable to an 83-basis point increase in yield compared to the same period in the prior year. The increase in interest income on loans held for investment was attributable to a $36.3 million, or 4%, increase in average balance offsetting a 17-basis point decrease in yield.

The decrease in total interest expense was attributable to a $1.0 million decrease in interest expense on deposits and a $241,000 decrease in interest expense on short-term debt. The lower interest expense on deposits resulted from a 47-basis point decrease in the cost of interest-bearing deposits and a decrease in average time deposit balances replaced with an increase in lower cost saving deposits. The decrease in cost of deposits was impacted by a decrease in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost demand and savings deposit balances increased, while higher cost time deposit balances decreased. The lower interest expense on borrowings resulted from a $17.3 million decrease in the average balance of short-term borrowings.

The net interest margin was 3.36% for the third quarter of 2025 compared to 2.75% for the same period in the prior year as the yield on earning assets increased 17-basis points and the cost of funds decreased 40-basis points.

Nine Month Period Ended September 30, 2025

Net interest income increased $5.6 million, or 23%, to $30.5 million for the first nine months of 2025 compared to $24.8 million for the same period in the prior year. Total interest income increased by $2.5 million and total interest expense decreased by $3.1 million.

The increase in total interest income was attributable to a $1.3 million increase in interest income from securities available for sale, an $888,000 increase in interest income and fees on loans held for investment, and a $614,000 increase in interest income on federal funds sold. The increase in interest income from securities available for sale was attributable to a 74-basis point increase in yield. The increase in interest income on federal funds sold is attributable to a 110% increase in average balance. The increase in interest income on loans held for investment was attributable to a 2% increase in average balance.

The decrease in total interest expense was attributable to a $1.5 million decrease in interest expense on deposits and a $1.7 million decrease in interest expense on short-term debt. The lower interest expense on deposits resulted from a 30-basis point decrease in the cost of interest-bearing deposits. The decrease in the cost of interest-bearing deposits was the result of a decrease in rates paid on deposits and a change in composition of the deposit portfolio as higher cost time deposit balances decreased, while lower cost savings deposit balances increased. The lower interest expense on borrowings resulted from a $41.1 million decrease in average balances of borrowings.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	Three Months ended
	September 30, 2025			September 30, 2024
	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]
ASSETS
Loans held for investment[2,3]	$861,788	$14,130	6.50%	$825,511	$13,833	6.67%
Loans held for sale	2,512	(3)	-0.47%	3,796	60	6.29%
Federal funds sold	42,236	468	4.40%	38,425	518	5.36%
Interest-bearing deposits in banks and other investments	3,226	59	7.26%	3,880	55	5.64%

Investment securities[4]
Taxable	314,428	2,214	2.79%	339,701	1,645	1.93%
Tax exempt	16,500	184	4.42%	16,189	179	4.40%
Total investment securities	330,928	2,398	2.87%	355,890	1,824	2.04%

Total earning assets	1,240,690	17,052	5.45%	1,227,502	16,290	5.28%

Allowance for credit losses	(8,201)			(7,790)
Nonearning assets	95,435			99,433
Total assets	$1,327,924			$1,319,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand-interest bearing	$135,230	$558	1.64%	$137,458	$646	1.87%
Savings	567,111	3,875	2.71%	482,333	3,219	2.66%
Time deposits	234,318	1,966	3.33%	309,968	3,575	4.59%
Total interest-bearing deposits	936,659	6,399	2.71%	929,759	7,440	3.18%

Short‑term debt	-	-	-	17,283	241	5.55%
Long-term debt	6,999	158	8.96%	6,958	116	6.63%
Total interest-bearing liabilities	943,658	6,557	2.76%	954,000	7,797	3.25%

Noninterest bearing deposits	273,338			265,188
Other liabilities	14,193			14,763
Total liabilities	1,231,189			1,223,951
Shareholders’ equity	96,735			85,194
Total liabilities and shareholders’ equity	$1,327,924			$1,319,145

Net interest income		$10,495			$8,493
Interest rate spread			3.31%			2.74%
Cost of funds			2.14%			2.54%
Net interest margin			3.36%			2.75%

_______________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

	Nine months ended
	September 30, 2025			September 30, 2024
	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]	Average Balance[4]	Interest Income /Expense	Yield /Rate[1]
ASSETS
Loans held for investment[2,3]	$843,875	$41,566	6.59%	$824,967	$40,678	6.59%
Loans held for sale	2,255	42	2.49%	3,092	123	5.31%
Federal funds sold	45,631	1,505	4.41%	21,748	891	5.47%
Interest-bearing deposits in banks and other investments	2,816	147	6.98%	6,241	357	7.64%

Investment securities[4]
Taxable	311,957	6,548	2.81%	342,684	5,223	2.04%
Tax exempt	16,396	321	2.62%	16,226	314	2.58%
Total investment securities	328,353	6,869	2.80%	358,910	5,537	2.06%

Total earning assets	1,222,930	50,129	5.48%	1,214,958	47,586	5.23%

Allowance for credit losses	(7,982)			(8,242)
Nonearning assets	97,320			100,978
Total assets	$1,312,268			$1,307,694

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits:
Demand-interest bearing	$134,770	$1,665	1.65%	$135,463	$1,807	1.78%
Savings	543,665	10,892	2.68%	487,910	9,690	2.65%
Time deposits	250,856	6,713	3.58%	278,868	9,231	4.42%
Total interest-bearing deposits	929,291	19,270	2.77%	902,241	20,728	3.07%

Federal funds purchased	-	-	-	277	8	3.86%
Short‑term debt	-	4	-	40,894	1,683	5.50%
Long-term debt	6,990	390	7.46%	6,948	347	6.67%
Total interest-bearing liabilities	936,281	19,664	2.81%	950,360	22,766	3.20%

Noninterest bearing deposits	269,458			262,293
Other liabilities	13,935			14,832
Total liabilities	1,219,674			1,227,485
Shareholders’ equity	92,594			80,209
Total liabilities and shareholders’ equity	$1,312,268			$1,307,694

Net interest income		$30,465			$24,820
Interest rate spread			3.30%			2.72%
Cost of funds			2.18%			2.51%
Net interest margin			3.33%			2.73%

________________________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Provision for (Recovery of) Credit Losses

Three-Month Period Ended September 30, 2025

The provision for credit losses totaled $539,000 for the three-month period ended September 30, 2025, compared to a provision of $902,000 for the same period of the prior year. The provision consisted of $595,000 provision for credit losses on loans and $56,000 recovery of provision for credit losses on unfunded commitments. The decrease in the provision for credit losses on loans resulted primarily from net charge-offs totaling $1.1 million and partially offset by a decrease in the specific reserve component of the allowance for credit losses on loans.

Nine Month Period Ended September 30, 2025

The provision for credit losses totaled $1.6 million for the nine-month period ended September 30, 2025, compared to $1.3 million for the same period in the prior year. The provision consisted of $1.5 million provision for credit losses on loans and $125,000 provision for credit losses on unfunded commitments. The increase in the provision for credit losses on loans resulted primarily from net charge-offs totaling $1.8 million, a decrease in the specific reserve component of the allowance for credit losses, an increase in the general reserve component of the allowance during the period resulting from a change in a qualitative factors related to classified loans, loan review, and loan volume, which were partially offset by decreases in the qualitative factor related to economic conditions. The qualitative factor for classified loans increased in the commercial real estate, commercial and industrial loans, and automobile loan segments due to increases in nonaccrual and classified loans. The qualitative factor for loan review increased in other construction, loans secured by farmland, loans secured by first liens, commercial real estate, loans to finance agricultural production, and commercial and industrial loans due to the results of an external loan review. The qualitative factor for loan volume increased in loans secured by farmland, loans secured by first liens, and other commercial real estate segments due to increased year over year portfolio increases; this increase was partially offset by a decrease in the automobile segment due to strategic reduction in the portfolio balance. The decrease in economic conditions was due to an improvement in the forecast for real gross domestic product that affected the commercial real estate, commercial and industrial loans, and municipal loan segments.

Noninterest Income

Three-Month Period Ended September 30, 2025

Noninterest income decreased $14,000, or 1%  compared to the same period of 2024. The decrease resulted from a $245,000 decrease in mortgage banking income due to a decrease in loans held for sale. The decrease in mortgage banking income was offset by a $97,000 increase in title insurance income due to increased title premium and loan closing volume, and a $111,000 increase in card services and interchange income.

Nine-Month Period Ended September 30, 2025

Total noninterest income increased $281,000, or 3%, to $8.4 million for the nine months ended September 30, 2025, compared $8.1 million for the same period in 2024. The increase resulted from a $307,000 increase in title insurance income due to increased title premiums and loan closing volume and a $223,000 increase in card services and interchange income due to renegotiated interchange contracts. These increases in title income and card services and interchange income were offset by a $435,000 decrease in mortgage banking income. The decrease in mortgage banking income was due to a decrease in originations of loans held for sale.

Noninterest Expense

Three-Month Period Ended September 30, 2025

Noninterest expenses decreased $336,000, or 3%, to $9.3 million for the three-month period ended September 30, 2025, compared to $9.7 million for the same period one year ago. The decrease was primarily attributable to a $526,000 decrease in other operating expenses coupled with a $244,000 increase in legal and professional fees. Other operating expenses decreased due to an external fraud event in 2024 that totaled $731,000. The increase in legal and professional fees, as compared to the same period in 2024, was due to increased audit costs and increased federal examination assessment fees, as well as a recovery in legal fees that occurred in 2024 due to the payoff of a nonperforming loan.

Nine-Month Period Ended September 30, 2025

Noninterest expenses increased $1.3 million, or 5%, to $27.6 million for the nine-month period ended September 30, 2025, compared to $26.3 million for the same period one year ago. The increase was primarily attributable to a $982,000 increase in combined salaries and employee benefits, a $293,000 increase in legal and professional fees, and a $280,000 increase in data processing expense. These increases were partially offset by a $220,000 decrease in other operating expenses. Salaries and employee benefits increased due to increased net periodic pension costs of $187,000, no pension settlement gains in 2025, and a lower refund (rebate) of health insurance expenses. The increase in legal and professional fees, as compared to the same period in 2024, was due to increased audit costs and increased federal examination assessment fees, as well as a recovery in legal fees in 2024 due to the payoff of a nonperforming loan. Data processing expenses increased due to new products provided by our core provider and additional software contracts process improvements. The decrease in other operating expenses is attributable to an external fraud loss in 2024 that totaled $731,000.

Income Taxes

Three-Month Period Ended September 30, 2025

Income tax expense increased $555,000 for the third quarter of 2025, compared to the same period one year ago. The effective tax rate, before tax credits, for the third quarter of 2025 was 19.00% compared to 12.75% for the same period in 2024. The Company’s income tax expense differed from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the three months ended September 30, 2025, and 2024. The difference was a result of net permanent tax deductions, primarily comprised of tax-exempt interest income, income from bank owned life insurance, and low-income housing credits. A more detailed discussion of the Company’s tax calculation is contained in Note 18 to the Consolidated Financial Statements included in the 2024 Form 10-K.

Nine-Month Period Ended September 30, 2025

Income tax expense, before tax credits, increased $955,000, or 265%, for the first nine months of 2025 compared with the same period in 2024. The effective tax rate, before tax credits, for the first nine months of 2025 was 19.50% compared with 17.65% for the same period in 2024. The increased effective tax rate for 2025 was the result of increased income in 2025 compared to 2024.

Balance Sheet Review

General

Assets totaled $1.4 billion at September 30, 2025, which was an increase of $56.1 million or 4%, from December 31, 2024. The asset composition changed during the first nine months of the year as loans held for investment, net of the allowance for credit losses, increased by $32.6 million and federal funds sold increased by $26.6 million.

Total liabilities increased $40.7 million during the nine-month period ended September 30, 2025 from December 31, 2024, due to an increase in deposits during the first nine months of 2025. Composition of deposits as of September 30, 2025, changed as non-interest bearing deposits increased $20.6 million, savings accounts increased $76.4 million, interest checking increased $7.2 million, and time deposits decreased $64.0 million.

Total shareholders’ equity increased $15.4 million during the first nine months of 2025, primarily from a $5.6 million increase in retained earnings and a $9.5 million decrease in accumulated other comprehensive loss. Retained earnings increased as $8.3 million of net income was partially offset by $2.8 million of cash dividends on common stock. The decrease in accumulated other comprehensive loss was attributable to lower unrealized losses in the available-for-sale securities portfolio. The Bank’s capital ratios continued to exceed the minimum capital requirements for regulatory purposes.

Loans

Loans held for investment totaled $872.3 million at September 30, 2025, which was a $32.4 million, or 4% increase from December 31, 2024. The loan portfolio is primarily composed of loans secured by one-to-four family residential real estate, loans secured by commercial real estate, loans secured by farmland, and indirect automobile loans. The growth of loans since December 31, 2024 has shifted the composition of the loan portfolio by decreasing indirect automobile loans and increasing loans secured by farmland and other commercial real estate.

Following is a breakdown of the loan portfolio composition as of the periods indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$31,805	3.64%	$25,102	2.99%
Other construction, land development and land	42,281	4.84%	58,208	6.92%
Secured by farmland	111,163	12.74%	86,016	10.23%
Home equity – open end	50,401	5.77%	49,542	5.89%
Real estate	233,859	26.79%	213,081	25.35%
Home Equity – closed end	6,280	0.72%	6,137	0.73%
Multifamily	14,621	1.68%	10,804	1.29%
Owner-occupied commercial real estate	92,302	10.57%	86,169	10.25%
Other commercial real estate	114,375	13.10%	98,189	11.68%
Agricultural loans	18,562	2.13%	17,928	2.13%
Commercial and industrial	56,548	6.48%	64,901	7.72%
Credit Cards	3,193	0.37%	3,524	0.42%
Automobile loans	83,458	9.56%	104,271	12.40%
Other consumer loans	9,621	1.10%	11,915	1.42%
Municipal loans	4,410	0.51%	4,901	0.58%
Gross loans	872,879	100.00%	$840,688	100.00%
Unamortized deferred net loan fees	(571)		(739)
Loans held for investment, net of deferred loan fees	$872,308		$839,949

Loans held for sale totaled $1.3 million at September 30, 2025 and $2.3 million at December 31, 2024. Loans held for sale consist of one-to-four family residential real estate loans to investors at pre-committed rates. The volume of loans held for sale originated are affected by interest rate changes, seasonal trends, and refinancing activity.

Asset Quality

Management classifies nonperforming loans as nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. Nonperforming loans totaled $7.5 million and $7.1 million at September 30, 2025 and December 31, 2024. Nonaccrual loans totaled $7.5 million and $7.0 million representing 0.85% and 0.84% of total loans, at September 30, 2025 and December 31, 2024, respectively. There was no other real estate owned (“OREO”) at September 30, 2025 compared to $77,000 in OREO at December 31, 2024. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through local realtors. The Bank had one consumer mortgage loan totaling $186,000 secured by real estate for which formal foreclosure proceedings were in process as of September 30, 2025.

The following table summarizes the Company’s non-performing loans and assets as of the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Nonaccrual loans	$7,451	$7,045
Loans past due 90 days and accruing interest	1	32
Total nonperforming loans	7,452	7,077

Other real estate owned	-	77
Total nonperforming assets	$7,452	$7,154

Allowance for credit losses	$7,848	$8,129

Total Loans	$872,308	$839,949

Ratios:
Allowance for credit losses to Total Loans	0.90%	0.97%
Allowance for credit losses to Total nonperforming assets	105.31%	113.63%
Allowance for credit losses to Nonaccrual loans	105.33%	115.39%
Nonaccrual Loans to Total Loans	0.85%	0.84%

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

Securities Available for Sale (“AFS”)

The securities portfolio plays a primary role in the management of the Company’s interest rate sensitivity and serves as a source of liquidity. The portfolio is used as needed to meet collateral requirements, such as those related to secure balances with the FRB. The Company’s AFS portfolio is reported at fair value, based on market prices of comparable instruments. The portfolio consists primarily of U.S. Treasury securities, U.S. government agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities.

On September 30, 2025, the AFS portfolio totaled $329.4 million, an increase of $1.8 million, or 1%, from $327.7 at December 31, 2024. The increase is primarily attributable to purchases of $40.9 million in AFS securities during the first nine months of 2025 and a $12.0 million decrease in unrealized losses in the investment securities portfolio. The change in the unrealized losses of investment securities from December 31, 2024 to September 30, 2025 was related to changes in market interest rates and maturities of lower yielding bonds. These increases were partially offset by maturities and calls of $32.3 million, paydowns on mortgage-backed securities of $18.3 million, and amortization of $500,000.

Other Investments

Restricted securities, including FHLB, FRB, and Community Bankers’ Bank stock, are generally viewed as long-term investments because there is minimal market for the stock and they are carried at cost. Other investments totaled $2.3 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.

Deposits

Deposits totaled $1.2 billion on September 30, 2025, which was a $40.2 million increase from December 31, 2024. The composition of the deposit portfolio has shifted from time deposits to savings accounts. The following table shows the balance of each category of deposits as of the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$280,937	22.8%	$260,301	21.8%
Interest Checking	146,088	11.8%	138,919	11.6%
Savings Accounts	573,985	46.4%	497,577	41.6%
Time Deposits	234,332	19.0%	298,308	25.0%
Total deposits	$1,235,341		$1,195,105

Estimated uninsured deposits totaled approximately $163.2 million and $131.9 million at September 30, 2025, and December 31, 2024, respectively.

The following table shows the average balances of deposits and average interest rates paid as of the periods indicated (dollars in thousands):

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing	$273,338	-	$269,458	-
Interest-bearing:
Interest Checking	$135,230	1.64%	$134,770	1.65%
Savings Accounts	567,111	2.71%	543,665	2.68%
Time Deposits	234,318	3.33%	250,856	3.58%
Total interest-bearing deposits	936,659	2.71%	929,291	2.77%
Total average deposits	$1,209,997	2.10%	$1,198,749	2.15%

The following table sets forth maturity ranges of time deposits, as of September 30, 2025, that meet or exceed the FDIC insurance limit (in thousands):

Maturity period:
3 months or less	$8,203
Over 3 months through 6 months	22,841
Over 6 months through 12 months	11,647
Over 12 months	893
Total	$43,584

Long-term borrowings

Long-term debt totaled $7.0 million on September 30, 2025 and December 31, 2024, and consisted of one subordinated debt note. The note bore interest at 6.00% per annum through July 30, 2025, payable semi-annually in arrears. On August 1, 2025, the interest rate converted from a fixed interest rate of 6.00% to a floating interest rate of Secured Overnight Financing Rate (SOFR) plus 593 basis points, or 10.25.  From August 1, 2025 through July 30, 2030, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note may be redeemed, at the Company’s option, on any scheduled interest payment date. On September 30, 2025, the Company gave notice of full redemption on October 31, 2025 to the holder of the subordinated note.

On October 24, 2025, the Company entered a subordinated note purchase agreement pursuant to which the Company issued and sold $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035. The note will initially bear interest at 7.55% per annum, beginning May 1, 2026 to but excluding November 1, 2030, payable semi-annually in arrears. From and including November 1, 2030 to but excluding November 1, 2035, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate plus 424.5 basis points, payable quarterly in arrears. Beginning on November 1, 2030 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on November 1, 2035.

Liquidity

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Liquid assets include cash, interest-bearing deposits with banks, money market investments, federal funds sold, loans held for sale, and securities and loans maturing or re-pricing within one year. Additional sources of liquidity available to the Company include its capacity to borrow additional funds when necessary through federal funds lines with several correspondent banks, a line of credit with the FHLB, credit availability at the FRB, the purchase of brokered certificates of deposit, a corporate line of credit with a large correspondent bank, and debt and capital issuances. Management believes the Company’s current overall liquidity is sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

As of September 30, 2025, liquid assets totaled $110.4 million, or 8.13% of total assets, and liquid earning assets totaled $91.6 million, or 6.74% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows.

At September 30, 2025, the Bank pledged investment securities with a par value totaling $135.6 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first nine months of 2025. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million, and a secured line of credit with the FHLB with $168.3 million in available credit at September 30, 2025. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

	As of September 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percent Change in Earnings	Percent Change in Earnings
400	-6.74%	-9.93%
300	-4.98%	-7.38%
200	-3.20%	-4.76%
100	-1.55%	-2.28%
(100)	1.02%	1.89%
(200)	1.51%	3.14%
(300)	1.06%	3.79%
(400)	-1.54%	1.80%

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

The following table reflects the change in net economic value over different rate environments:

	As of September 30, 2025	As of December 31, 2024
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
400	-19.74%	-20.65%
300	-15.26%	-15.73%
200	-10.68%	-10.40%
100	-6.37%	-5.04%
(100)	1.65%	3.63%
(200)	0.28%	4.51%
(300)	-4.17%	2.87%
(400)	-8.34%	-2.32%

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

The Company uses a variety of traditional and on-balance sheet tools to manage our interest rate risk. Gap analysis, which monitors the “gap” between interest-sensitive assets and liabilities, is one such tool. In addition, we use simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios, the Company can position itself to take advantage of anticipated interest rate movement, and protect us from unanticipated rate movements, by understanding the dynamic nature of our balance sheet components.

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At September 30, 2025, the Company had $73.0 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this item is not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities – None during the quarterly period ended September 30, 2025.

(b) Use of Proceeds – Not Applicable

(c) Issuer Purchases of Securities

The following table provides information about the Company’s purchases of equity securities for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
6/01 – 6/30/2025	-	$-	-	$2,200,000
7/01 – 7/31/2025	10,000	21.89	10,000	1,981,101
8/01 – 8/31/2025	2,111	23.75	2,111	1,930,959
Total	12,111	$22.21	12,111

(1)

In June of 2025, the Company’s Board of Directors approved a repurchase plan to repurchase up to $2.2 million of the Company’s common stock (the “2025 Plan”). The timing, price and quantity of purchases under the 2025 Plan is at the discretion of management. The plan was effective June 4, 2025 and expires on May 31, 2026.

Item 3. Defaults Upon Senior Securities.	None

Item 4. Mine Safety Disclosures.	None

Item 5. Other Information.

Insider Trading Arrangements

During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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

101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101).

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

November 13, 2025

