Form 10-K
period 2025-12-31
F&M BANK CORP
filed 2026-03-27
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The registrant’s Common Stock is quoted on the OTC Market’s OTCQX tier under the symbol FMBM. The aggregate market value of the 3,158,496 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on June 30, 2025 was approximately $66,328,416 based on the closing sales price of $21.00 per share on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, plus the F&M Bank Corp. Stock Bonus Plan.

As of the close of business on March 20, 2026, there were 3,557,495 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2026, which the registrant plans to file with the Securities and Exchange Commission subsequent to the date hereof.

PART I

Item 1. Business.

Business

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company.  The Company owns 100% of the outstanding stock of its banking subsidiary, Farmers & Merchants Bank (“Bank”) and VSTitle, LLC (“VST”).  VBS Mortgage, LLC (“F&M Mortgage”), is a wholly owned subsidiary of the Bank. Effective on May 15, 2025, the operations, assets, and liabilities of VBS Mortgage, LLC (dba “F&M Mortgage”) were transferred to the Bank.  Farmers & Merchants Financial Services, Inc. (“FMFS”) was formerly a wholly owned subsidiary of the Bank. FMFS was dissolved effective April 25, 2024, and its legal existence was subsequently terminated on June 7, 2024. The operations, assets, and liabilities of FMFS were transferred to the Bank. The Company’s and the Bank’s headquarters are located in Timberville, Virginia, and its primary operations centers are located in the Shenandoah Valley of Virginia.

On April 15, 1908, the Bank was chartered as a state-chartered bank under the laws of the Commonwealth of Virginia. As a commercial bank, the Bank offers a wide range of banking services including commercial and individual demand and time deposit accounts, commercial and individual loans, internet and mobile banking, drive-in banking services, ATMs, as well as a courier service for its commercial banking customers. The Bank also makes various types of commercial and consumer loans, originates both conventional and government agency sponsored mortgages for sale in the secondary market, and has a large portfolio of residential mortgages and indirect auto loans. VST provides title insurance services to customers in our market area and the Bank.  The local economy is diverse with strong employment in the agricultural, manufacturing, service and governmental sectors.

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

Human Capital

On December 31, 2025, the Bank had 173 full-time equivalent employees. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. No one employee devotes full-time services to F&M Bank Corp. As a financial institution, our ability to attract, develop and retain highly qualified employees is critical to our success. We believe our people provide significant value to our Company and its shareholders.

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

At December 31, 2025, the "Basel III" capital and leverage ratios were as follows:

Ratio	F&M Bank	Minimum Capital Requirement (includes capital conservation buffer)	Minimum To be Well Capitalized Under Prompt Corrective Action Regulations
Common equity Tier 1 (“CET1”)	13.11%	7.00%	6.50%
Tier 1 risk-based capital	13.11%	8.50%	8.00%
Total risk-based capital	14.04%	10.50%	10.00%
Tier 1 leverage	8.73%	4.00%	5.00%

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators in 2019 jointly issued a final rule that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio” (“CBLR”).  A qualifying bank that has chosen the proposed framework would not be required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. On November 2, 2025, federal banking regulators issued a proposed rule that would lower the CBLR from 9% to 8%. No assurance can be made as to when and in what form a final rule will be adopted. The Bank has elected to not adopt the CBLR framework.

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

Dodd-Frank Act. The Dodd-Frank Act was signed into law in 2010. Its wide-ranging provisions affect all federal financial regulatory agencies and nearly every aspect of the American financial services industry.

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

In 2018, the Economic Growth Act was enacted to modify or remove certain regulatory financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, such as the Bank, and for large banks with assets of more than $50 billion.

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

In 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (i) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (ii) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (iii) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (iv) to tailor CRA evaluations and data collection to bank size and type, recognizing that differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements were applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. The Bank is evaluating the expected impact of the modified CRA regulations.

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

In 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective in 2022. With increased focus on cybersecurity, we are continuing to monitor legislative, regulatory, and supervisory developments related thereto. We had no material cybersecurity incidents in 2025.  See “Item 1C. Cybersecurity” for more information.

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

Operating Revenue

The following table displays components that contributed 15% or more of the Company’s total operating revenue for the years ended December 31, 2025 and 2024:

Period	Class of Service	Percentage of Total Revenues
December 31, 2025	Interest and fees on loans held for investment	70.70%
December 31, 2024	Interest and fees on loans held for investment	72.71%

Executive Officers of the Company

Aubrey Michael (Mike) Wilkerson, 67, has served as Chief Executive Officer of the Company and the Bank since April 2023. Prior to that he served as Executive Vice President/Chief Lending Officer from January 2022 to April 2023, and Executive Vice President/Chief Strategy Officer and Northern Shenandoah Valley Market Executive since January 2021.  Mr. Wilkerson began his banking career at Wachovia Bank on January 4, 1982.  Mr. Wilkerson’s banking career includes experience in Dealer Financial Services, Retail Banking, Private Banking, Commercial Banking and senior strategic leadership positions.  From 2012 to 2018, Mr. Wilkerson was the Business Banking Division Executive for Virginia, Maryland and Washington, DC at Wachovia.  Most recently, Mr. Wilkerson served as the Commercial Banking Market Executive from 2018 through 2020 for Western Mid-Atlantic Region at Wells Fargo.

Barton E. Black, 55, has served as President of the Company and Bank since April 2023. Prior to that he served as Executive Vice President/Chief Operating Officer from June 2020 to April 2023, and as Executive Vice President/Chief Strategy & Risk Officer from March 2019 to May 2020.  Prior to joining the Company, he served as Managing Director at Strategic Risk Associates, a financial services consulting company based in Virginia, from August 2012 through February 2019.

Lisa F. Campbell, 58, has served as Executive Vice President/Chief Financial Officer of the Company and the Bank since October 2022. Prior to joining the Company, she served as Group Vice President and Chief Financial Officer for Fidelity Bancshares N.C., Inc. in Fuquay-Varina, North Carolina from August 2014 to October 2022.  Previously, she served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for New Century Bancorp, Inc. in Dunn, North Carolina from March 2000 to August 2014 and as Senior Vice President and Controller for Triangle Bancorp, Inc. in Raleigh, North Carolina from September 1997 to March 2000.  Ms. Campbell also worked in public accounting from September 1990 through September 1997.

Charles C. Driest, 48, has served as Executive Vice President/Chief Operations Officer since June 2025. Prior to that, he served as Executive Vice President/Chief Experience Officer from April 2023 to June 2025 and as Senior Vice President/Director of Digital Banking from January 2022 to April 2023. Prior to joining the company, he served as Senior Vice President, Director of Digital Banking at Essex Bank from July 2017 to January 2022. Mr. Driest holds a Master of Business Administration (MBA) – Finance from St. John’s University.

Paul E. Eberly, 43, has served as Executive Vice President/Chief Lending Officer since June 2025, Executive Vice President/Chief Development Officer from September 2022 to June 2025, Executive Vice President/Chief Credit Officer from September 2020 until September 2022, Senior Vice President/Agricultural & Rural Programs Leader from January 2020 until September 2020, and Vice President/Agricultural & Rural Programs Leader from January 2019 until January 2020.  He also served in various sales, lending, credit, risk management and other leadership roles within the Farm Credit System from June 2005 until January 2019.  Mr. Eberly has been in the banking and finance industry since 2005.

Melody Emswiler, 52, has served as Executive Vice President/Chief Human Resources Officer since January 2022, Senior Vice President/Human Resources Director from January 2019 to December 2021, Vice President/Director of Human Resources from February 2015 to December 2018, and Assistant Vice President/Human Resources Manager from February 2011 to January 2015. Ms. Emswiler has been in the human resources profession since 1997.

Evan S. McHaffa, 40, has served as Executive Vice President/Chief Credit Officer since January 2026. Prior to joining the Company, he served as Senior Vice President/Senior Credit Officer for Blue Ridge Bank from April 2022 to December 2025. Previously, he served as Vice President, Commercial Real Estate for Atlantic Union Bank from  2019 to 2022, and Senior Portfolio Manager, Commercial Real Estate for Union Bank & Trust/Atlantic Union Bank from 2015 to 2019.  Mr. McHaffa holds a degree from Bridgewater College and is a graduate of the ABA Stonier Graduate School of Banking at the University of Pennsylvania. He has also completed the Virginia Bankers Association School of Bank Management and the Advanced Commercial Lending School.

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

Risk Management Personnel

The Information Security Officer has the primary responsibility for managing the Program to identify, assess, manage, and control cybersecurity risk. The Information Security Officer reports directly to the President. The Information Security Officer has approximately 17 years of experience in cybersecurity, information security risk management, identity and access management, security architecture, vulnerability management, threat intelligence, security operations and incident management and response.

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

Item 2.  Properties.

The Company owns or leases buildings that are used in the normal course of business. The Company’s corporate headquarters are located at 205 South Main Street, Timberville, Virginia 22853.  At December 31, 2025, the Bank operated fourteen branches and a dealer finance division in the Shenandoah Valley of Virginia. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 5 “Bank Premises and Equipment” and Note 6 “Leases” in Notes to the Consolidated Financial Statements for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Information on Common Stock, Market Prices and Dividends.

The Company’s Common Stock is quoted on the OTC Markets Group’s OTCQX Market under the symbol “FMBM.” As of March 20, 2026, the Company had approximately 1,005 shareholders of record.

During 2025 and 2024, the Company declared four quarterly dividends of $0.26 per share for an annual total of $1.04 per share. The Company’s Board of Directors determines the payment of dividends based on a number of factors, including the Company’s historic and projected financial condition, liquidity and results of operations, capital levels and needs, tax considerations, any acquisitions or potential acquisitions, statutory and regulatory prohibitions and other limitations, the terms of contractual arrangements that restrict the ability to pay cash dividends, general economic conditions, and other factors deemed relevant by our Board of Directors. The Company is not obligated to pay dividends on its common stock and is subject to certain regulatory restrictions on paying dividends.

Because the Company is a financial holding company and does not engage directly in business activities of a material nature, the ability to pay dividends to shareholders depends, in large part, upon the receipt of dividends from the Bank, which is also subject to numerous limitations on the payment of dividends under federal banking laws, regulations and policies. Regulatory restrictions on the ability of the Bank to transfer funds to the Company at December 31, 2025 are set forth in Note 19 “Parent Company Financial Information” in Notes to Consolidated Financial Statements.

See Item 12 of this Form 10-K for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

In June 2025, the Company’s Board of Directors approved a repurchase plan to repurchase up to $2.2 million of the Company’s common stock (the “2025 Plan”). The timing, price and quantity of purchases under the 2025 Plan is at the discretion of management. The plan was effective June 4, 2025 and expires on May 31, 2026.

The following table provides information about the Company’s purchases of equity securities for the periods indicated:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
6/01 – 6/30/2025	-	$-	-	$2,200,000
7/01 – 7/31/2025	10,000	21.89	10,000	1,981,125
8/01 – 8/31/2025	2,111	23.75	2,111	1,930,989
9/01 – 9/30/2025	-	-	-	-
10/01 – 10/30/2025	2,500	26.61	2,500	1,864,464
11/01 – 11/30/2025	2,500	26.60	2,500	1,797,964
12/01 – 12/30/2025	-	-	-	-
Total	17,111	$23.47	17,111	$1,797,964

Transfer Agent and Registrar

Broadridge Corporate Issuer Solutions

PO Box 1342

Brentwood, NY 11717

Stock Performance

The following graph compares the cumulative total return to the shareholders of the Company for the last five fiscal years with the total return of the Russell 2000 Index and the S&P U.S. BMI Banks Index, as reported by SNL Financial, LC, assuming an investment of $100 in the Company’s common stock on December 31, 2020, and the reinvestment of dividends.

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

Loans Held for Sale

The Bank makes fixed rate mortgage loans with terms of typically fifteen or thirty years through its mortgage division.  These loans are funded by a line of credit at the Bank until sold to investors in the secondary market.

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

The Company’s allowance model uses a remaining life or weighted average remaining maturity method with the portfolio segmented by federal call codes. Management considers the national unemployment rate as the external economic variable in developing the allowance and utilizes economic projections published by The Federal Reserve Bank of St. Louis for reasonable and supportable forecasts. The Company uses a reasonable and supportable period forecast period of 12 months. The qualitative estimate of the allowance for credit losses on loans (“ACLL”) is sensitive to these forecasts as economic conditions are the most influential qualitative factor. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” in Notes to the Consolidated Financial Statements for additional information concerning the determination of the allowance for credit losses on loans.

Summary of Selected Financial Data (Dollars in thousands, except per share data)
	2025	2024
Selected Income Statement Data:
Interest and dividend income	$67,750	$64,483
Interest expense	26,224	30,551
Net interest income	41,526	33,932
Provision for credit losses	2,701	2,343
Net interest income after provision for credit losses	38,825	31,589
Noninterest income	11,171	10,766
Noninterest expenses	37,019	34,432
Income before income taxes	12,977	7,923
Income tax expense	1,748	638
Net income	$11,229	$7,285

Selected Performance Ratios:
Return on average assets[1]	0.85%	0.55%
Return on average equity[1]	11.76%	8.86%
Net interest spread	3.31%	2.76%
Net interest margin	3.35%	2.77%
Non-interest income to average assets	0.84%	0.82%
Non-interest expense to average assets	2.79%	2.62%

Per Common Share Data:
Net income (basic and diluted)	$3.16	$2.07
Book value per common share	29.46	24.43

Selected Balance Sheet Data:
Assets	$1,373,757	$1,302,011
Loans held for sale	3,191	2,283
Loans held for investment	886,253	839,949
Allowance for credit losses	7,818	8,129
Deposits	1,245,212	1,195,105
Borrowings	9,917	6,975
Shareholders’ equity	104,788	86,138
Average common shares outstanding (basic and diluted)	3,552,822	3,512,427

Asset Quality Ratios:
Nonperforming loans to total loans[3]	0.68%	0.84%
Allowance for credit losses to loans[2]	0.88%	0.97%
Allowance for credit losses to nonperforming loans	129.35%	114.87%
Nonperforming assets to total assets[4]	0.44%	0.54%
Net charge-offs to average loans[3]	0.34%	0.31%

Capital Ratios (Bank only):
Leverage	8.73%	8.23%
Risk-based capital ratios:
Total capital	14.04%	13.39%
Tier 1 capital	13.11%	12.42%
Common equity tier 1 capital	13.11%	12.42%

[1]	Ratios are primarily based on daily average balances.
[2]	Calculated based on Loans Held for Investment, excludes Loans Held for Sale.
[3]	Calculated based on 90 day past due loans and non-accrual loans to Total Loans.
[4]	Calculated based on 90 day past due loans, non-accrual loans and OREO to Total Assets.

Results of Operations

Net Income

Net income for 2025 was $11.2 million, an increase of $3.9 million or 54.14% from 2024’s net income of $7.3 million. Basic and diluted earnings per share were $3.16 and $2.07 for 2025 and 2024, respectively. The increase in net income for 2025 was primarily the result of an increase in net interest income of $7.6 million partially offset by an increase in noninterest expenses of $2.6 million.

Return on average assets (“ROA”) measures how efficiently the Company uses its assets to produce net income. Some factors reflected within this measurement include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company was 0.85% and 0.55% for 2025 and 2024, respectively.

Return on average equity (“ROE”) measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by the shareholders. The ROE for the Company was 11.76% and 8.86% for 2025 and 2024, respectively.

Net Interest Income and Net Interest Margin

Net interest income is the principal component of the Company’s income stream and represents the difference, or spread, between interest and fee income generated from earning assets and the interest expense paid on deposits and borrowed funds. Net interest income was $41.5 million for 2025 and $33.9 million for 2024, which represents an increase of $7.6 million or 22.39%. Total interest income was $67.8 million for 2025 and $64.5 million for 2024, which represents an increase of $3.3 million or 5.07% for 2025. Total interest expense was $26.2 million for 2025 and $30.6 million for 2024, which represents a decrease of $4.3 million or 14.16% in 2025.

The net interest margin increased by 58 basis points from 2.77% for 2024 to 3.35% for 2025. The net interest margin is calculated by dividing net interest income by total average earning assets. Higher loan balances and the repricing of adjustable-rate loans contributed to an increase of $1.1 million in loan interest income, and interest on federal funds sold increased by $0.8 million due to higher average balances of federal funds sold in 2025. In addition, interest income from investment securities increased by $1.6 million, due to higher yields on investments purchased during 2025.  As a result, the yield on earning assets increased by 19 basis points to 5.46%.

A shift from time deposits to money market accounts was the primary driver of the decrease of $2.6 million in deposit interest expense.  Interest expense on time deposits and interest bearing demand accounts decreased $4.1 million and $0.2 million, respectively, and were partially offset by an increase of $1.7 million in interest expense on savings accounts. Interest expense was further reduced by lower interest expense on short-term borrowings, which declined by $1.9 million, due to no short-term advances from the Federal Home Loan Bank (“FHLB”) during the year. The cost of funds, which is calculated as the interest expense on interest bearing liabilities plus noninterest bearing deposits divided by the total deposits, for the year was 2.15%, which was 36 basis points lower than 2024.

The table titled “Consolidated Average Balances, Yields and Rates” displays the composition of interest earning assets and interest bearing liabilities and their respective yields and rates for the years ended December 31, 2025 and 2024.

Consolidated Average Balances, Yields and Rates (dollars in thousands)1

	2025			2024
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Loans held for investment[2,4]	$852,357	$55,798	6.55%	$826,365	$54,715	6.62%
Loans held for sale	2,386	135	5.66%	3,057	162	5.30%
Federal funds sold	54,427	2,313	4.25%	29,213	1,513	5.18%
Interest bearing deposits in banks and other investments	2,924	238	8.14%	6,057	470	7.76%

Investment securities[3]
Taxable	311,450	8,837	2.84%	341,909	7,205	2.11%
Tax exempt	16,413	429	2.61%	16,207	418	2.58%
Total investment securities	327,863	9,266	2.83%	358,116	7,623	2.13%

Total earning assets	1,239,957	67,750	5.46%	1,222,808	64,483	5.27%

Allowance for credit losses	(7,949)			(8,111)
Nonearning assets	96,394			99,497
Total assets	$1,328,402			$1,314,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$137,352	$2,268	1.65%	$136,894	$2,455	1.79%
Savings	554,377	14,693	2.65%	488,180	12,965	2.66%
Time deposits	245,951	8,661	3.52%	288,271	12,805	4.44%
Total interest-bearing deposits	937,680	25,622	2.73%	913,345	28,225	3.09%

Federal funds purchased	-	1	-	207	8	3.86%
Short‑term debt	-	4	-	33,730	1,855	5.50%
Long-term debt	7,680	597	7.77%	6,953	463	6.66%
Total interest-bearing liabilities	945,360	26,224	2.77%	954,235	30,551	3.20%

Noninterest bearing deposits	273,497			263,002
Other liabilities	14,062			14,689
Total liabilities	1,232,919			1,231,926
Shareholders’ equity	95,483			82,268
Total liabilities and shareholders’ equity	$1,328,402			$1,314,194

Net interest earnings		$41,526			$33,932

Net yield on interest earning assets (NIM)			3.35%			2.77%

[1]	Tax exempt income is not significant and has been treated as fully taxable.
[2]	Interest income on loans includes loan fees.
[3]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value.
[4]	Includes nonaccrual loans.

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

	2025 Compared to 2024
	Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Change

Interest income
Loans held for investment	$1,721	$(638)	$1,083
Loans held for sale	(36)	9	(27)
Federal funds sold	1,306	(506)	800
Interest bearing deposits in banks and other investments	(243)	11	(232)
Investment securities:
Taxable	(643)	2,275	1,632
Tax exempt	5	6	11
Total Interest Income	2,110	1,157	3,267

Interest expense
Deposits:
Demand - interest bearing	8	(195)	(187)
Savings	1,761	(33)	1,728
Time deposits	(1,879)	(2,265)	(4,144)

Federal funds purchased	(8)	1	(7)
Short-term debt	(1,855)	4	(1,851)
Long-term debt	48	86	134
Total Interest Expense	(1,925)	(2,402)	(4,327)
Net Interest Income	$4,035	$3,559	$7,594

Provision for Credit Losses

The provision for credit losses totaled $2.7 million in 2025, compared to a provision for credit losses of $2.3 million for 2024. The provision comprised a $2.6 million provision for credit losses on loans and a $117 thousand provision for credit losses on unfunded commitments. The provision for credit losses in 2025 increased primarily due to higher net charge-offs, continued loan growth, and an increase in reserves on individually analyzed loans.

Noninterest Income

The following table sets forth the various components of our non-interest income for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2025 vs. 2024
	2025	2024	Amount	Percent
Service charges on deposit accounts	$1,292	$1,193	$99	8.30%
Wealth management income	2,243	2,181	62	2.84%
Mortgage banking income	1,937	2,490	(553)	(22.21)%
Title insurance income	1,864	1,489	375	25.18%
Income on bank owned life insurance	787	750	37	4.93%
Low-income housing partnership losses	(786)	(786)	-	0.00%
ATM and check card fees	3,350	3,101	249	8.03%
Gain on sale of limited partnership investment	98	-	98	100.00%
Other operating income	386	348	38	10.92%
Total	$11,171	$10,766	$405	3.76%

Noninterest income increased by $405 thousand, or 3.76%, for the year ended December 31, 2025, compared to December 31, 2024. The increase was primarily driven by increases in title insurance income and ATM and check card fees. Title insurance income increased by $375 thousand due to increased title premium and loan closing volume.  ATM and check card fees increased by $249 thousand due to renegotiated interchange contracts.  These increases were partially offset by decreases in mortgage banking income of $553 thousand, due to a decrease in originations of loans held for sale.

Noninterest Expense

The following table sets forth the various components of our non-interest expense for the periods indicated (in thousands):

	Years Ended December 31,		Increase (Decrease) 2025 vs. 2024
	2025	2024	Amount	Percent
Salaries	$15,989	$15,393	$596	3.87%
Employee benefits	3,906	2,966	940	31.69%
Occupancy expense	1,543	1,544	(1)	(0.06)%
Equipment expense	1,203	1,310	(107)	(8.17)%
FDIC assessment	943	1,041	(98)	(9.41)%
Legal and professional fees	2,142	1,784	358	20.07%
ATM and check card fees	1,349	1,130	219	19.38%
Data processing fees	3,720	3,672	48	1.31%
Other operating expenses	6,224	5,592	632	11.30%
Total	$37,019	$34,432	$2,587	7.51%

Noninterest expense increased by $2.6 million, or 7.51%, for the year ended December 31, 2025, compared to December 31, 2024. The increase was primarily driven by salaries, employee benefits, legal and professional fees, and ATM and check card fees.  Salaries increased $596 thousand, or 3.87%, for the year ended December 31, 2025, due to increases in salaries, bonuses and incentives, and commissions. Employee benefits also increased by $940 thousand, or 31.69%, for the year ended December 31, 2025, due to a lower refund (rebate) of health insurance, increased stock compensation expense, and no pension settlement gains in 2025. Legal and professional fees increased by $358 thousand, or 20.07%, for the year ended December 31, 2025, compared to December 31, 2024, due to increased audit costs and increased federal examination assessment fees, as well as a recovery in legal fees in 2024, due to the payoff of a nonperforming loan. ATM and check card fees increased by $219 thousand, or 19.38%, for the year ended December 31, 2025, compared to December 31, 2024, due to increased processing fees due to an increased number of accounts. Other operating expenses increased primarily due to increases in franchise taxes, collections expense, and higher administrative software expenses.

Income Tax Expense

Income tax expense was $1.7 million for the year ended December 31, 2025, an increase of $1.1 million from the income tax expense for the year ended December 31, 2024. These amounts correspond to an effective tax rate of 13.47% and 8.05% for 2025 and 2024, respectively. The effective tax rate is below the statutory rate of 21%, due primarily to tax credits on qualified affordable housing project investments as discussed in Note 7 “Other Assets” in Notes to the Consolidated Financial Statements. The effective tax rate is also impacted by tax-exempt income on investment securities and bank owned life insurance. Note 17 “Income Taxes” in Notes to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2025 and 2024.

Analysis of Financial Condition

Assets increased by $71.7 million to $1.37 billion as of December 31, 2025, compared to $1.30 billion as of December 31, 2024. The increase in assets was primarily due to increases in loans of $46.3 million, federal funds sold of $11.0 million, and securities of $17.7 million, which was offset by decreases in deferred tax assets of $2.5 million and other assets of $3.6 million.  The securities portfolio totaled $345.3 million at December 31, 2025, compared to $327.7 million at December 31, 2024. Deposits increased by $50.1 million and totaled $1.25 billion at December 31, 2025, compared to $1.20 billion at December 31, 2024. Long-term debt increased by $2.94 million to $9.92 million as of December 31, 2025, compared to $6.98 million at December 31, 2024, due to the issuance of subordinated notes in 2025.

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

For the year ended December 31, 2025, unrealized losses on our holdings declined by $14.2 million compared to December 31, 2024, resulting in an increase in the fair value of the portfolio. Note 2 “Securities” in Notes to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio as of December 31, 2025 and 2024.

The Company has sufficient access to liquidity such that management does not believe it would be necessary to sell any of its investment securities at a loss to offset any unexpected deposit outflows. The Company did not sell any securities within the investment portfolio for the years ended December 31, 2025 or 2024. For available-for-sale securities, management evaluates all investments in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.

Maturity Distribution and Yields of Securities

The investment maturity table below summarizes contractual maturities for our investment securities at December 31, 2025. The actual timing of principal payments may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties. The weighted-average yield below represents the effective yield for the investment securities and is calculated based on the amortized cost of each security (dollars in thousands). Interest on securities below excludes tax-equivalent adjustments.

	One Year		One to		Five to		After
	Or Less		Five Years		Ten Years		Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
Securities AFS:
U.S. Treasuries	$124	0.86%	$14,210	1.00%	$-	-	$-	-	$14,334	1.00%
U.S. Government agencies	9,857	1.03%	38,302	1.53%	6,993	1.84%	-	-	55,152	1.48%
Municipal securities	2,437	0.94%	5,095	2.84%	6,662	2.48%	11,764	2.73%	25,958	2.52%
Mortgage-backed securities	11,058	5.96%	18,034	3.65%	21,839	2.85%	175,380	3.44%	226,311	3.52%
Corporate debt securities	-	-	2,365	6.00%	21,219	4.25%	-	-	23,584	4.43%
Total	$23,476	3.34%	$78,006	2.14%	$56,713	3.21%	$187,144	3.39%	$345,339	2.83%

Loan Portfolio

The Bank is an active lender with a diverse loan portfolio that includes commercial and residential real estate loans, commercial loans, consumer loans, construction and land development loans, and home equity loans. The Bank’s lending activity is concentrated on individuals, and small and medium-sized businesses primarily in its market areas. Additional discussion on the segments of loans the Company originates and related risks is included in Note 1 “Nature of Banking Activities and Significant Accounting Policies,” Note 3 “Loans,” and Note 4 “Allowance for Credit Losses” in the Notes to the Consolidated Financial Statements.

Our primary source of income is derived from interest earned on loans. The loan portfolio, excluding the allowance for credit losses, or ACL, increased by $46.3 million, or 5.51%, from $839.9 million at December 31, 2024 to $886.3 million at December 31, 2025. Loan growth in 2025 was primarily driven by loans secured by farmland, residential mortgage loans, owner-occupied, and non-owner-occupied commercial real estate loans. The Bank continues to expand organically by serving customers within its market and has also strengthened its portfolio by purchasing consumer real estate loans originated by its mortgage subsidiary. This growth was partially offset by a decline in the automobile loan and construction and land development loan portfolios.

The following table shows the maturity distribution for total loans outstanding as of December 31, 2025.  The maturity distribution is grouped by remaining scheduled principal payments that are due in the following periods. The principal balances of loans are indicated by both fixed and floating rate categories in the table below (in thousands).

	December 31, 2025
	Within 1 Year		1 Year to 5 Years		5 Years to 15 Years		After 15 Years
	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Fixed Rates	Adjustable Rates	Total
1-4 Family residential construction	$9,631	$1,775	$18,274	$1,100	$-	$-	$-	$338	$31,118
Other construction, land development and land	1,870	10,169	-	4,371	1,598	8,540	23	12,616	39,187
Secured by farmland	841	-	373	3,750	7,366	52,188	-	50,482	115,000
Home equity – open end	-	2,476	-	7,507	-	40,625	-	785	51,393
Real Estate	1,837	25	417	927	1,855	22,231	7,138	208,931	243,361
Home equity – closed end	-	2	247	30	2,201	1,630	-	1,870	5,980
Multifamily	-	11	582	90	4,100	5,706	-	8,365	18,854
Owner-occupied commercial real estate	1,081	1,031	364	4,222	19,827	28,529	-	41,597	96,651
Other commercial real estate	7,806	295	9	730	20,226	40,413	-	44,955	114,434
Agricultural loans	3,658	2,788	4,179	4,316	3,726	1,460	-	-	20,127
Commercial and industrial	474	3,698	8,554	13,749	17,086	6,352	6,500	472	56,885
Credit cards	3,387	-	-	-	-	-	-	-	3,387
Automobile loans	1,884	-	40,881	-	34,315	-	-	-	77,080
Other consumer loans	482	604	5,207	146	2,672	21	-	-	9,132
Municipal loans	-	-	324	-	500	2,286	-	1,109	4,219
Less: Deferred loan fees, net of costs	-	-	-	-	-	-	-	-	(555)
Total	$32,951	$22,874	$79,411	$40,938	$115,472	$209,981	$13,661	$371,520	$886,253

Asset Quality

The Company maintains policies and procedures to promote sound underwriting and mitigate credit risk. These include underwriting standards for new originations and ongoing monitoring and reporting of asset quality and adequacy of the allowance for credit losses. Management classifies non-performing assets as non-accrual loans, loans 90 days or more past due and still accruing, and other real estate owned, or OREO. OREO represents real property taken by the Bank when its customers do not meet the contractual obligation of their loans, either through foreclosure or through a deed in lieu thereof from the borrower. OREO is recorded at the lower of cost or fair value, less estimated selling costs, and is marketed by the Bank through brokerage channels. The Bank had no assets classified as OREO at December 31, 2025, compared to $77 thousand in assets classified as OREO at December 31, 2024.

There were $6.0 million in total non-performing assets at December 31, 2025. This is a decrease of $1.2 million when compared to the December 31, 2024 balance of $7.2 million. This decrease resulted primarily from a decrease in nonaccrual loans. In 2025, fourteen loans were added to nonaccrual status due to delinquent payments in the following segments: secured by farmland, home equity – open end, real estate, owner occupied commercial real estate, agricultural loans, and commercial and industrial loans.  These additions were offset by a loan secured by farmland being paid in full, one loan in owner occupied commercial real estate paying off and another returning to accrual status, an other commercial real estate loan paying off, and a commercial and industrial loan paying off.

Nonperforming Assets and Credit Ratios

(dollars in thousands):

	December 31,
	2025	2024
Nonaccrual loans	$6,037	$7,045
Loans past due 90 days and accruing interest	7	32
Total nonperforming loans	6,044	7,077

Other real estate owned	-	77
Total nonperforming assets	$6,044	$7,154

Allowance for credit losses	$7,818	$8,129

Total Loans	$886,253	$839,949

Ratios:
Allowance for credit losses to Total Loans	0.88%	0.97%
Allowance for credit losses to Total nonperforming assets	129.35%	113.63%
Allowance for credit losses to Nonaccrual loans	129.50%	115.39%
Nonaccrual Loans to Total Loans	0.68%	0.84%

Analysis of Allowance for Credit Losses on Loans

Refer to the discussion in “Critical Accounting Policies” and Note 1 “Nature of Banking Activities and Significant Accounting Policies” in Notes to Consolidated Financial Statements for management’s methodology to estimate the allowance for credit losses.

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

For the year ended December 31, 2025, net charge-offs of loans totaled $2.9 million or 0.34% of average loans held for investment, compared to net charge-offs of $2.6 million or 0.31% for the year ended December 31, 2024. A majority of the charge-offs in 2025 and 2024 related to the Company’s indirect automobile lending, due to deteriorating economic conditions and higher inflation.

The provision for credit losses, including the recovery for unfunded commitments, was $2.7 million and $2.3 million for the years ended December 31, 2025 and 2024, respectively. The provision for credit losses in 2025 reflects $46.9 million in loan growth, coupled with $2.0 million in net charge offs in the automobile segment.  The provision for credit losses in 2024 reflects $17.9 million in loan growth, coupled with $1.9 million in net charge offs in the automobile segment. Additionally, management adjusted qualitative factors in the model methodology for economic conditions based on changes in the economic forecast during 2025, changes in loan volume, and changes in past due trends.

The provision for credit losses includes a recovery of $117 thousand and $43 thousand on the reserve for unfunded commitments for the years ended December 31, 2025 and 2024, respectively. The provision for credit losses on loans and for unfunded commitments net together as reflected in the provision for credit losses on the consolidated statements of income.  See Note 4 “Allowance for Credit Losses” in Notes to Consolidated Financial Statements for a summary of the activity in the allowance for credit losses for years ended December 31, 2025 and 2024.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Years Ended December 31,
	2025			2024
	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding (1)	Net charge-offs (recoveries) to average loans outstanding
1-4 Family residential construction	$-	$27,669	0.00%	$362	$27,378	1.32%
Other construction, land development and land	(1)	46,188	0.00%	(69)	56,184	(0.12)%
Secured by farmland	-	101,924	-	-	82,972	-
Home equity – open end	3	50,947	0.01%	(26)	46,649	(0.06)%
Real estate	(6)	227,800	0.00%	(5)	205,828	0.00%
Home Equity – closed end	-	6,304	-	-	6,222	-
Multifamily	-	13,014	-	-	10,859	-
Owner-occupied commercial real estate	288	90,807	0.32%	-	88,737	-
Other commercial real estate	-	107,062	-	-	100,127	-
Agricultural loans	171	17,932	0.95%	-	16,215	-
Commercial and industrial	329	58,093	0.57%	259	53,839	0.48%
Credit Cards	29	3,185	0.91%	-	3,210	0.00%
Automobile loans	2,015	89,158	2.26%	1,932	114,152	1.69%
Other consumer loans	67	9,783	0.68%	125	12,366	1.01%
Municipal loans	-	4,512	-	-	5,265	-
Total	$2,895	$854,378	0.34%	$2,578	$830,003	0.31%

(1) Averages as disclosed are based on the outstanding balances of the loans in each segment. These averages do not include net deferred costs and premiums.

Allocation of Allowance for Credit Losses on Loans

(dollars in thousands)

	December 31, 2025		December 31, 2024
	Allowance for Credit Losses on Loans	Percent of Loans in Segment to Total Loans	Allowance for Credit Losses on Loans	Percent of Loans in Segment to Total Loans
1-4 Family residential construction	$193	3.51%	$258	2.99%
Other construction, land development and land	641	4.42%	1,551	6.92%
Secured by farmland	1,458	12.97%	946	10.23%
Home equity – open end	177	5.80%	197	5.89%
Real estate	629	27.44%	606	25.35%
Home Equity – closed end	64	0.67%	99	0.73%
Multifamily	656	2.13%	190	1.29%
Owner-occupied commercial real estate	691	10.90%	809	10.25%
Other commercial real estate	246	12.90%	105	11.68%
Agricultural loans	130	2.27%	27	2.13%
Commercial and industrial	995	6.41%	982	7.72%
Credit Cards	90	0.38%	87	0.42%
Automobile loans	1,713	8.69%	1,956	12.40%
Other consumer loans	129	1.03%	301	1.42%
Municipal loans	6	0.48%	15	0.58%
Total	$7,818	100.00%	$8,129	100.00%

Deposits

Core deposits are the Company’s primary source of funding. Demand deposits, money market accounts, savings accounts, and time deposits provide a source of fee income and opportunities to build customer relationships. Total deposits were $1.25 billion and $1.20 billion at December 31, 2025 and 2024, respectively, which represents an increase of $50.1 million or 4.19% during 2025. There was a shift in deposit mix when comparing the periods. As of December 31, 2025, there were increases in noninterest bearing demand, interest checking, and savings accounts, coupled with a decrease in time deposits compared to December 31, 2024.

The following table shows the deposit balances for 2025 and 2024 (dollars in thousands).

	December 31, 2025		December 31, 2024
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$279,398	22.4%	$260,301	21.8%
Interest checking	148,624	11.9%	138,919	11.6%
Savings accounts	591,777	47.5%	497,577	41.6%
Time deposits	225,413	18.1%	298,308	25.0%
Total deposits	$1,245,212		$1,195,105

The following table includes the average deposits and average rates paid for 2025 and 2024 (dollars in thousands).

	December 31, 2025		December 31, 2024
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand	$273,497	-	$263,002	-
Interest-bearing:
Interest checking	137,352	1.65%	136,894	1.79%
Savings accounts	554,377	2.65%	488,180	2.66%
Time deposits	245,951	3.52%	288,271	4.44%
Total interest-bearing deposits	937,680	2.73%	913,345	3.09%
Total average deposits	$1,211,177	2.12%	$1,176,347	2.40%

Total uninsured deposits in excess of $250 thousand were $167.4 million and $131.8 million at December 31, 2025 and 2024, respectively.

The following table sets forth maturity ranges of time deposits, as of December 31, 2025, that meet or exceed the FDIC insurance limit (in thousands).

Maturity period:	December 31, 2025
3 months or less	$23,180
Over 3 months through 6 months	11,048
Over 6 months through 12 months	6,329
Over 12 months	1,514
Total	$42,071

Borrowings

In October 2025, the Company entered into a Subordinated Note Purchase Agreement pursuant to which the Company issued and sold $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035. After the sale, the Company redeemed in full the $7.0 million subordinated note due July 31, 2030. See Note 9 “Short-Term Debt” and Note 10 “Long-Term Debt” in Notes to the Consolidated Financial Statements.

Shareholders’ Equity

Total Shareholders’ Equity increased by $18.7 million to $104.8 million due to net income of $11.2 million and other comprehensive income of $10.8 million, offset by dividends to shareholders of $3.7 million. Other comprehensive income includes an $11.2 million improvement in unrealized losses in the bond portfolio and a $434 thousand adjustment to the pension liability.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

Change in Prime Rate	% Change in Net Interest Income
+ 400 basis points	(9.31)%
+ 300 basis points	(6.75)%
+ 200 basis points	(4.45)%
+ 100 basis points	(2.18)%
- 100 basis points	1.78%
- 200 basis points	2.95%
- 300 basis points	3.21%
- 400 basis points	3.85%

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

The following table reflects the change in net economic value over different rate environments:

Change in Prime Rate	% Change in Net Economic Value
+ 400 basis points	(22.76)%
+ 300 basis points	(17.78)%
+ 200 basis points	(12.52)%
+ 100 basis points	(7.34)%
- 100 basis points	2.83%
- 200 basis points	2.38%
- 300 basis points	(1.22)%
- 400 basis points	(2.89)%

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

The Company uses a variety of traditional and on-balance-sheet tools to manage our interest rate risk. Gap analysis, which monitors the “gap” between interest-sensitive assets and liabilities, is one such tool. In addition, we use simulation modeling to forecast future balance sheet and income statement behavior. By studying the effects on net interest income of rising, stable, and falling interest rate scenarios, the Company can position itself to take advantage of anticipated interest rate movement, and protect itself from unanticipated rate movements, by understanding the dynamic nature of its balance sheet components.

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At December 31, 2025, the Company had $103.6 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

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

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity. Deposits have remained a steady source of liquidity from 2024 to 2025. The Company may use other means of borrowings or other liquidity sources to fund any liquidity needs based on declines in deposit balances. The Company is also closely tracking the potential impacts on the Company’s liquidity of declines in fair value of the Company’s securities portfolio due to rising market interest rates.

As of December 31, 2025, liquid assets totaled $92.7 million, or 6.8% of total assets, and liquid earning assets totaled $73.4 million, or 5.7% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $64.1 million from bond paydowns and maturities by the end of 2026 which can be used to fund future loan growth and for other purposes.

In 2025, the Bank pledged investment securities with a par value totaling $133.4 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during 2025. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million at December 31, 2025, and December 31, 2024. The Bank also has a secured line of credit with the FHLB with available credit of $180.1 million and $172.7 million as of December 31, 2025, and December 31, 2024, respectively. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

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

Pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not required to comply with Basel III on a parent-only basis. As of December 31, 2025, the Company and its subsidiary bank continue to exceed minimum capital standards and remain well-capitalized under applicable capital adequacy rules. The Company currently expects to continue to exceed required minimum capital ratios. See Note 14 “Regulatory Matters” in Notes to Consolidated Financial Statements for more information regarding the Company’s and its subsidiary bank’s capital ratios.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F&M Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of F&M Bank Corp. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

As more fully described in Notes 1 and 4 of the financial statements, the Company reported gross loans of $886.8 million and a related allowance for credit losses on loans (“ACLL”) of $7.8 million as of December 31, 2025. Expected credit losses are evaluated based on the composition of the loan portfolio, current economic conditions, historical loan loss experience, reasonable and supportable forecasts, and other risk factors. The weighted average remaining life ("WARM") method is the credit loss estimation methodology used by the Company and involves applying a loss rate to a given segment of loans over the estimated remaining life of the given segment. Quarterly expected loss rates based on historical information are applied to an expected remaining balance for each period to determine the unadjusted expected loss for each loan segment. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgment, are applied to the collectively evaluated loan segments. For those loans that do not share similar risk characteristics, the Company evaluates the ACLL needs on an individual basis.

We identified the Company’s estimate of the ACLL, specifically the ACLL on loans collectively evaluated, as a critical audit matter. The principal considerations for our determination of the ACLL for collectively evaluated loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•	Obtained an understanding of how the Company developed the ACL, specifically the determination of the qualitative factors, model assumptions, and forecasts.

•

Tested the completeness and accuracy of significant model assumptions by verifying loan‑level data, model inputs, and macroeconomic variables used to generate expected loss rates and qualitative overlays.

•	Tested the mathematical accuracy of estimated losses by independently recalculating historical loss rates, weighted average remaining life figures, and attrition rates.

•

Evaluated the reasonableness of assumptions and data used by the Company in developing qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.

•	Evaluated subsequent events and transactions and considered whether those events and transactions corroborated or contradicted the Company’s estimate of the ACL.

We have served as the Company's auditor since 2025.

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F&M Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of F&M Bank Corp. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yount, Hyde & Barbour, P.C.

We served as the Company’s auditor from 2016 to 2024.

Roanoke, Virginia

March 28, 2025

F & M Bank Corp.

Consolidated Balance Sheets (dollars in thousands, except share data)

As of December 31, 2025 and 2024

	2025	2024
Assets
Cash and due from banks	$19,311	$19,139
Money market funds and interest-bearing deposits in other banks	1,013	298
Federal funds sold	48,529	37,524
Cash and cash equivalents	68,853	56,961

Securities:
Available for sale, at fair value	345,339	327,670
Other investments, at cost	2,254	2,869

Loans held for sale, at fair value	3,191	2,283

Loans held for investment, net of deferred fees and costs	886,253	839,949
Less: allowance for credit losses	(7,818)	(8,129)
Net loans held for investment	878,435	831,820

Bank premises and equipment, net	21,629	22,192
Other real estate owned	-	77
Interest receivable	5,118	4,939
Goodwill	3,082	3,082
Bank owned life insurance	24,395	23,607
Deferred tax asset, net	6,979	9,465
Other assets	14,482	17,046
Total Assets	$1,373,757	$1,302,011

Liabilities
Deposits:
Noninterest bearing	$279,398	$260,301
Interest bearing	965,814	934,804
Total deposits	1,245,212	1,195,105

Long-term debt	9,917	6,975
Other liabilities	13,840	13,793
Total Liabilities	1,268,969	1,215,873

Commitments and contingencies

Shareholders’ Equity
Common stock $5 par value, 6,000,000 shares authorized, 3,557,060 (2025) and 3,525,649 (2024) shares issued and outstanding	17,444	17,383
Additional paid in capital	11,743	11,463
Retained earnings	92,205	84,669
Accumulated other comprehensive loss	(16,604)	(27,377)
Total Shareholders’ Equity	104,788	86,138
Total Liabilities and Shareholders’ Equity	$1,373,757	$1,302,011

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Income (dollars in thousands, except share data)

For the years ended 2025 and 2024

	2025	2024
Interest and Dividend Income
Interest and fees on loans held for investment	$55,798	$54,715
Interest from loans held for sale	135	162
Interest from money market funds and federal funds sold	2,313	1,513
Interest and dividends on interest bearing deposits and other investments	238	470
Interest from debt securities	9,266	7,623
Total interest and dividend income	67,750	64,483

Interest Expense
Total interest on deposits	25,622	28,225
Interest from short-term debt	5	1,863
Interest from long-term debt	597	463
Total interest expense	26,224	30,551

Net Interest Income	41,526	33,932

Provision for Credit Losses	2,701	2,343
Net Interest Income After Provision for Credit Losses	38,825	31,589

Noninterest Income
Service charges on deposit accounts	1,292	1,193
Wealth management income	2,243	2,181
Mortgage banking income	1,937	2,490
Title insurance income	1,864	1,489
Income on bank owned life insurance	787	750
Low-income housing partnership losses	(786)	(786)
ATM and check card fees	3,350	3,101
Gain on sale of limited partnership investment	98	-
Other operating income	386	348
Total noninterest income	11,171	10,766

Noninterest Expense
Salaries	15,989	15,393
Employee benefits	3,906	2,966
Occupancy expense	1,543	1,544
Equipment expense	1,203	1,310
FDIC assessment	943	1,041
Legal and professional expense	2,142	1,784
ATM and check card fees	1,349	1,130
Data processing fees	3,720	3,672
Other operating expenses	6,224	5,592
Total noninterest expense	37,019	34,432

Income before income taxes	12,977	7,923
Income tax expense	1,748	638
Net income	$11,229	$7,285

Per Common Share Data
Net income (basic and diluted)	$3.16	$2.07
Cash dividends on common stock	$1.04	$1.04
Weighted average common shares outstanding (basic and diluted)	3,552,822	3,512,427

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Comprehensive Income (dollars in thousands)

For the years ended 2025 and 2024

	Years Ended December 31,
	2025	2024

Net Income	$11,229	$7,285
Other comprehensive income:
Changes in pension plan benefits, net of deferred income tax benefit of $(116) and $(84) for the years ended December 2025 and 2024, respectively	(434)	(315)
Unrealized gain on available-for-sale securities, net of deferred income tax of
$2,978 and $1,053 for the years ended December 2025 and 2024, respectively	11,207	3,955
Total other comprehensive income	10,773	3,640
Total comprehensive income	$22,002	$10,925

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Changes in Shareholders’ Equity (dollars in thousands, except per share data)

For the years ended December 31, 2025 and 2024

	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2023	3,485,570	$17,263	$11,043	$81,034	$(31,017)	$78,323
Net Income	-	-	-	7,285	-	7,285
Other comprehensive income	-	-	-	-	3,640	3,640
Dividends on common stock	-	-	-	(3,650)	-	(3,650)
Common stock issued	15,723	79	235	-	-	314
Net restricted common stock activity	24,356	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	41	(41)	-	-	-
Stock-based compensation expense	-	-	226	-	-	226
Balance, December 31, 2024	3,525,649	$17,383	$11,463	$84,669	$(27,377)	$86,138
Net Income	-	-	-	11,229	-	11,229
Other comprehensive income	-	-	-	-	10,773	10,773
Dividends on common stock	-	-	-	(3,693)	-	(3,693)
Common stock issued	17,721	89	311	-	-	400
Net restricted common stock activity	30,801	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	(77)
Common stock repurchased	(17,111)	(86)	(316)	-	-	(402)
Stock-based compensation expense	-	-	420	-	-	420
Balance, December 31, 2025	3,557,060	$17,444	$11,743	$92,205	$(16,604)	$104,788

 See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Consolidated Statements of Cash Flows (dollars in thousands)

For the years ended December 31, 2025 and 2024

	2025	2024
Cash Flows from Operating Activities
Net income	$11,229	$7,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,287	1,375
Amortization of intangibles	31	29
Amortization of securities	598	756
Proceeds from loans held for sale	53,636	63,199
Gain on sale of loans held for sale	(1,354)	(1,506)
Loans held for sale originated	(53,190)	(62,857)
Provision for credit losses	2,701	2,343
Deferred tax benefit	(373)	(293)
(Increase) decrease in interest receivable	(179)	95
Increase (decrease) in other assets	2,507	(1,295)
Increase in accrued liabilities	(624)	(2,270)
Amortization of limited partnership investments	786	786
Amortization of debt issuance costs	29	43
Gain on sale of fixed assets, net	-	(12)
Gain on sale of assets held for sale	(43)	-
Gain on sale of OREO, net	(73)	(21)
Gain on sale of limited partnership investment	(98)	-
Income from life insurance investment	(787)	(750)
Stock-based compensation expense	420	226
Net Cash Provided by Operating Activities	16,503	7,133

Cash Flows from Investing Activities
Proceeds from maturity of investments available for sale	39,970	76,000
Proceeds from paydowns of investments available for sale	26,609	14,932
Purchases of investments available for sale	(70,660)	(45,677)
Investment in restricted stock, net	(5)	2,817
Investment in limited partnership investment	-	(150)
Net increase in loans held for investment	(49,199)	(20,511)
Net purchase of property and equipment	(724)	(282)
Proceeds from sale of other real estate owned	150	76
Proceeds from the sale of fixed assets	-	373
Net Cash (Used in) Provided by Investing Activities	(53,859)	27,578

Cash Flows from Financing Activities
Net change in deposits	50,107	61,869
Net change in short-term debt	-	(60,000)
Issuance of subordinated notes	9,913	-
Redemption of subordinated notes	(7,000)	-
Dividends paid in cash	(3,693)	(3,650)
Proceeds from sale of common stock	176	194
Proceeds from issuance of common stock	147	120
Purchases of common stock	(402)	-
Net Cash Provided by (Used in) Financing Activities	49,248	(1,467)

Net Increase in Cash and Cash Equivalents	11,892	33,244

Cash and Cash Equivalents, Beginning of Year	56,961	23,717
Cash and Cash Equivalents, End of Year	$68,853	$56,961

Supplemental Cash Flow information:
Cash paid for:
Interest	$26,763	$30,243
Income taxes	$1,150	$608

Supplemental non-cash disclosures:
Change in unrealized loss on securities available for sale, pretax	$14,185	$5,008
Minimum pension asset adjustment, net	$434	$315
Transfer from loans to other real estate owned	$-	$77
Transfer from property and equipment to assets held for sale	$-	$356

See accompanying Notes to the Consolidated Financial Statements.

F & M Bank Corp.

Notes to the Consolidated Financial Statements

December 31, 2025 and 2024

NOTE 1 NATURE OF BANKING ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - F&M Bank Corp. (the “Company”), through its subsidiary Farmers & Merchants Bank (the “Bank”), operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses.  As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank.  The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, Augusta, and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia.  Services are provided at fourteen branch offices and at mortgage and dealer finance loan production offices.  The Company offers title insurance through its subsidiary, VSTitle, LLC (“VST”).

Farmers & Merchants Financial Services, Inc. (“FMFS”), was dissolved effective April 25, 2024, and the operations, assets, and liabilities of FMFS were transferred to the Bank. Effective on May 15, 2025, the operations, assets, and liabilities of VBS Mortgage, LLC (dba “F&M Mortgage”) were transferred to the Bank.

Basis of Financial Information - The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP’) and to accepted practices within the banking industry.

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for credit losses and the fair value of financial instruments.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within the Shenandoah Valley. The types of securities that the Company invests in are included in Note 2 “Securities.” The types of lending that the Company engages in are included in Note 3 “Loans.” The Company’s loan portfolio is diversified with no significant concentrations. The Company does not have any significant concentrations to any one customer.

At December 31, 2025 and 2024, there were $415.2 million and $364.5 million, or 46.8% and 43.4%, respectively, of total commercial real estate loans. Commercial real estate for purposes of this note includes all construction loans, loans secured by multifamily residential properties, loans secured by farmland and loans secured by nonfarm, nonresidential properties. Refer to Note 3 “Loans” for further detail.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025 and 2024, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.5 million at December 31, 2025 and was excluded from the estimate of credit losses.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.6 million at December 31, 2025 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company measures expected credit losses for loans on a pooled basis when similar risk characteristics exist. There were no changes to the allowance for credit losses methodology for the year.  The Company has identified the following portfolio segments and calculates the allowance for credit losses for each using a remaining life methodology:

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

Agriculture loans. Agriculture loans are secured by agricultural equipment or are unsecured. Credit risk for these loans is subject to economic conditions, local agricultural/farming trends, interest rates, and borrower repayment ability and collateral value (if secured).

Commercial and industrial. Commercial and industrial loans are secured by collateral other than real estate or are unsecured.  Credit risk for these loans is subject to economic conditions, local business bankruptcy trends, interest rates, and borrower repayment ability and collateral value (if secured).

Credit cards. Credit card loan portfolios carry risks associated with the creditworthiness of the borrower and changes in the economic environment.  The Company manages these risks through policies and procedures such as experienced underwriting, maximum debt-to-income ratios, and minimum borrower credit scores.

Automobile loans. Automobile loans generally carry certain risks associated with the values of the collateral and borrower’s ability to repay the loan.  Lending on new and used vehicles is subject to the risk of changes in the availability of vehicles and the resale value.

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

Leases - In accordance with the requirements of Accounting Standards Codification (“ASC”) 842, Leases, the Company evaluates new real estate and equipment leases to determine whether the contractual arrangements constitute a lease, or contain an embedded lease that would be in scope under ASC 842, and whether such leases would meet the requirements of an operating or financing lease under the standard.

For operating leases, right-of-use assets (“ROU assets”) and lease liabilities are recognized at the commencement date of the lease. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term and are measured as the present value of the lease payments over the lease term. ROU assets are measured as the amount of the lease liability adjusted for certain items such as prepaid lease payments, unamortized lease incentives, and unamortized direct costs. ROU assets are amortized on a straight-line basis less the periodic interest expense adjustment of the lease liability and the amortization is included in occupancy expense in the Company’s consolidated statements of operations. The discount rate used for the present value calculations for lease liabilities was the rate implicit in the lease if determinable, and when the rate was not determinable, the Company used its incremental, collateralized borrowing rate with the Federal Home Loan Bank of Atlanta ("FHLB") for the period that most closely coincided with the respective lease term as of the commencement date of the lease.

As of and for the years ended December 31, 2025 and 2024, the Company did not have any leases that met the standard definition of a finance lease, did not engage in any sale-leaseback transactions, or have any material income from leased properties that have been sublet to third parties. In accordance with the ASC, the Company elects not to recognize an ROU asset and lease obligation for contracts with an initial term of twelve months or less. The expense associated with these short-term leases is included in noninterest expense in the consolidated statements of operations. To the extent that a lease arrangement includes both lease and non-lease components, the Company has elected not to account for these separately. Rent expense on operating leases is recorded using the straight-line method over the appropriate lease term.

Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised as assessed by management at lease commencement. Changes to renewal assumptions are handled in accordance with ASC 842.

Periodically, the Company evaluates its lease population for changes to management renewal assumptions, new lease contracts, and potential impairment. Triggers for impairment include change in use of the underlying asset, ability to exit the lease contract, and/or ability to sublet at market rates. Impairments, if any, are recorded as a charge to earnings in the period in which a triggering event was identified.

Goodwill and Intangible Assets - Goodwill, the excess of purchase price over the fair value of the identifiable net assets acquired, is evaluated for impairment by comparing the fair value of a reporting unit with its carrying amount. Impairment testing is performed annually as of December 31, as well as when management reasonably believes an impairment-triggering event may have occurred. The Company performed the internal evaluation of goodwill for December 31, 2025, and based on the results, no impairment was deemed necessary.

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

Loans Held for Sale - Loans held for sale consist of one-to-four family conforming residential real estate loans originated for sale in the secondary market. Credit risk associated with these loans is mitigated by entering sales commitments with third party investors to purchase the loans after they are originated; the Company does not service these loans after they are sold.

The Company records loans held for sale via the fair value option; see Note 12 “Derivatives” for additional information. The change in the fair value of loans held for sale is included in “Mortgage banking income” on the Company’s Consolidated Statements of Income.

Low-Income Housing Partnerships - The Company has investments in low-income housing partnerships whose primary benefit is the distribution of federal income tax credits to partners.  The Company recognizes the benefits and the costs of the investments over the life of the partnership on the Consolidated Balance Sheets.

Pension Plan - The Bank had a qualified noncontributory defined benefit pension plan which covered all full-time employees hired prior to April 1, 2012.  The benefits were primarily based on years of service and earnings.  The Company recognizes the over-funded or under‑funded status of pension and other postretirement benefit plans on the balance sheet. Gains and losses, prior service costs and credits, and any remaining transition amounts that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic cost. The Virginia Bankers Association Defined Benefit Plan for Farmers & Merchants Bank was amended on February 15, 2023 to stop the accrual of future benefits and was terminated on June 1, 2024.  Substantially all of the assets were used to pay pension obligations in the fourth quarter of 2025; see Note 16 “Employee Benefits.”

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

Revenue Recognition - The majority of the Company’s noninterest income is generated from short-term contracts for fees on deposit accounts, ATM and check cards, and annuity and insurance commissions that is accounted for in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

Noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC 606, for December 31, 2025 and 2024 consisted of the following (dollars in thousands).

	Twelve Months Ended December 31,
	2025	2024
Noninterest income
Service charges on deposit accounts	$1,292	$1,193
Wealth management income	2,243	2,181
Title insurance income	1,864	1,489
ATM and check card fees	3,350	3,101
Other	408	269
Within scope of ASC 606	9,157	8,233
Not within scope of ASC 606	2,014	2,533
Total noninterest income	$11,171	$10,766

Reclassifications - The accompanying consolidated financial statements and notes reflect certain immaterial reclassifications in prior periods to conform to the current presentation. None of these reclassifications are considered material and have no impact on net income or shareholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Recently Adopted:

On December 31, 2025, the Company adopted Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The amendments were applied prospectively and did not have a material effect on the Company’s consolidated financial statements. Refer to Note 17 “Income Taxes.”

Accounting Standards Pending Adoption:

In December 2025, the Financial Accounting Standards Board (FASB) issued amendments to the ASC to make incremental improvements to generally accepted accounting principles. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will apply the amendments prospectively to all transactions recognized on or after the date that the Company first applies the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2025, the FASB amended the Financial Instruments—Credit Losses topic in the ASC to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2025, the FASB amended the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale along with gross unrealized gains and losses are summarized are as follows (dollars in thousands):

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,089	$-	$755	$14,334
U. S. Government agencies	57,997	-	2,845	55,152
Municipal securities	27,082	126	1,250	25,958
Mortgage-backed securities	240,548	1,794	16,031	226,311
Corporate debt securities	25,650	106	2,172	23,584
Total Securities Available for Sale	$366,366	$2,026	$23,053	$345,339

December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$20,072	$-	$1,458	$18,614
U. S. Government agencies	72,995	-	5,270	67,725
Municipal securities	40,674	-	2,467	38,207
Mortgage-backed securities	198,591	158	23,800	174,949
Corporate debt securities	30,550	-	2,375	28,175
Total Securities Available for Sale	$362,882	$158	$35,370	$327,670

There was no allowance for credit losses on available for sale securities at December 31, 2025 and 2024.

The amortized cost and fair value of securities at December 31, 2025, by contractual maturity are shown below (dollars in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$23,883	$23,476
Due after one year through five years	80,930	78,006
Due after five years through ten years	61,199	56,713
Due after ten years	200,354	187,144
Total	$366,366	$345,339

The following tables show the gross unrealized losses and estimated fair value of available sale securities for which an allowance for credit losses has not been recorded aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2025 and 2024 (dollars in thousands):

	Less than 12 Months		More than 12 Months		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$14,334	$755	$14,334	$755
U. S. Government agencies	-	-	55,152	2,845	55,152	2,845
Municipal securities	-	-	18,080	1,250	18,080	1,250
Mortgage-backed securities	22,829	10	120,511	16,021	143,340	16,031
Corporate debt securities	-	-	18,679	2,172	18,679	2,172
Total Securities Available for Sale	$22,829	$10	$226,756	$23,043	$249,585	$23,053

	Less than 12 Months		More than 12 Months		Total
December 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$18,614	$1,458	$18,614	$1,458
U. S. Government agencies	-	-	67,725	5,270	67,725	5,270
Municipal securities	9,971	139	28,236	2,328	38,207	2,467
Mortgage-backed securities	39,461	603	126,470	23,197	165,931	23,800
Corporate debt securities	1,463	37	26,712	2,338	28,175	2,375
Total Securities Available for Sale	$50,895	$779	$267,757	$34,591	$318,652	$35,370

Unrealized losses at December 31, 2025 were generally attributable to changes in market interest rates and interest spread relationships since the investment securities were originally purchased, and not due to credit quality concerns on the investment securities. Issuers continue to make timely principal and interest payments. The Company currently has no plans to sell the investments and it is likely that management will not be required to sell the securities prior to their anticipated recovery. The fair value is expected to recover as the bonds approach maturity.

At December 31, 2025, there were $226.8 million or 84 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $23.0 million. At December 31, 2024 there were $267.8 million or 100 instances of individual available for sale securities that had been in a continuous loss position for more than 12 months and had an aggregate unrealized loss of $34.6 million.

The Company pledged securities with market value of $118.9 million to the Federal Reserve Discount Window as of December 31, 2025. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. Additionally, the Company pledged securities with a market value of $9.5 million to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee as of December 31, 2025. The Company pledged securities with a market value of $134.9 million to the Federal Reserve as of December 31, 2024. The Company did not borrow from the Discount Window during 2025 or 2024.

There were no sales of securities available for sale during the years ended December 31, 2025 or 2024.

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

As of December 31, 2025, other investments consisted of restricted stock in the FRB (carrying basis of $1.14 million), FHLB (carrying basis of $925 thousand), and various other investments (carrying basis of $189 thousand). As of December 31, 2024, other investments consisted of restricted stock in the FRB (carrying basis of $1.14 million), FHLB (carrying basis of $920 thousand), and various other investments (carrying basis of $809 thousand). The market values of these securities are estimated to approximate their carrying values as of December 31, 2025 and 2024 since the interests are restricted as to sales.

NOTE 3 LOANS

The following is a summary of the major categories of total loans held for investment outstanding at December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
1-4 Family residential construction	$31,118	$25,102
Other construction, land development and land	39,187	58,208
Secured by farmland	115,000	86,016
Home equity – open end	51,393	49,542
Real estate	243,361	213,081
Home Equity – closed end	5,980	6,137
Multifamily	18,854	10,804
Owner-occupied commercial real estate	96,651	86,169
Other commercial real estate	114,434	98,189
Agricultural loans	20,127	17,928
Commercial and industrial	56,885	64,901
Credit Cards	3,387	3,524
Automobile loans	77,080	104,271
Other consumer loans	9,132	11,915
Municipal loans	4,219	4,901
Gross loans	886,808	840,688
Unamortized net deferred loan fees	(555)	(739)
Less allowance for credit losses	7,818	8,129
Net loans	$878,435	$831,820

The table above does not include loans held for sale of $3.2 million and $2.3 million at December 31, 2025 and December 31, 2024, respectively. Loans held for sale consists of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.6 million and $3.5 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company has pledged loans held for investment as collateral for borrowings with the FHLB totaling $310.7 million and $306.7 million as of December 31, 2025 and 2024, respectively.  The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

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

Allowance for Credit Losses on Loans

The following tables show the allowance for credit losses activity by loan segment for the periods indicated (dollars in thousands).

Allowance for Credit Losses For the Year Ended December 31, 2025

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery) for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$(65)	$193
Other construction, land development and land	1,551	23	24	(911)	641
Secured by farmland	946	-	-	512	1,458
Home equity – open end	197	27	24	(17)	177
Real estate	606	5	11	17	629
Home Equity – closed end	99	-	-	(35)	64
Multifamily	190	-	-	466	656
Owner-occupied commercial real estate	809	301	13	170	691
Other commercial real estate	105	-	-	141	246
Agricultural loans	27	171	-	274	130
Commercial and industrial	982	483	154	342	995
Credit Cards	87	57	28	32	90
Automobile loans	1,956	3,022	1,007	1,772	1,713
Other consumer loans	301	146	79	(105)	129
Municipal loans	15	-	-	(9)	6
Total	$8,129	$4,235	$1,340	$2,584	$7,818

Allowance for Credit Losses For the Year Ended December 31, 2024

	Beginning Balance	Charge-offs	Recoveries	Provision (Recovery) for loan credit losses	Ending Balance
1-4 Family residential construction	$714	$362	$-	$(94)	$258
Other construction, land development and land	1,287	-	69	195	1,551
Secured by farmland	815	-	-	131	946
Home equity – open end	180	-	26	(9)	197
Real estate	810	-	5	(209)	606
Home Equity – closed end	77	-	-	22	99
Multifamily	181	-	-	9	190
Owner-occupied commercial real estate	1,221	-	-	(412)	809
Other commercial real estate	166	-	-	(61)	105
Agricultural loans	20	-	-	7	27
Commercial and industrial	1,034	310	51	207	982
Credit Cards	81	27	27	6	87
Automobile loans	1,443	2,755	823	2,445	1,956
Other consumer loans	292	213	88	134	301
Municipal loans	-	-	-	15	15
Total	$8,321	$3,667	$1,089	$2,386	$8,129

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

Description of the Company’s credit quality indicators under the Current Expected Credit Loss (“CECL”) Model:

Grades 0-5 – Pass: Loans in all classes that are part of the commercial and consumer portfolio segments that are not adversely rated, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. Management believes that there is a low likelihood of loss related to those loans that are considered pass.

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

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$338	$-	$-	$116	$30,664	$31,118
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	338	-	-	116	30,664	31,118
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	5,691	2,701	11,877	969	427	3,252	14,195	39,112
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	75	75
Total Other construction, land development and land	5,691	2,701	11,877	969	427	3,252	14,270	39,187
Current period gross write-offs	-	-	-	-	-	23	-	23

Secured by farmland
Pass	17,063	9,423	10,887	12,838	13,122	34,648	13,470	111,450
Watch	-	-	-	1,609	1,507	-	-	3,116
Substandard	-	-	-	319	-	-	114	434
Total Secured by farmland	17,063	9,423	10,887	14,766	14,629	34,648	13,584	115,000
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	122	50,587	50,709
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	684	684
Total Home equity - open end	-	-	-	-	-	122	51,271	51,393
Current period gross write-offs	-	-	-	-	27	-	-	27
Real estate
Pass	43,676	26,645	53,562	40,299	11,899	59,454	1,040	236,575
Watch	-	1,416	1,436	-	-	211	-	3,063
Substandard	-	-	289	81	655	2,698	-	3,723
Total Real estate	43,676	28,061	55,287	40,380	12,554	62,363	1,040	243,361
Current period gross write-offs	-	-	-	-	5	-	-	5

Home Equity – closed end
Pass	635	422	2,339	192	57	2,281	-	5,926
Watch	-	-	-	-	-	-	-	-
Substandard	54	-	-	-	-	-	-	54
Total Home Equity - closed end	689	422	2,339	192	57	2,281	-	5,980
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	20,096	9,403	2,354	16,357	14,163	18,587	4,929	85,889
Watch	-	-	-	-	-	-	-	-
Substandard	62	1,148	-	-	-	9,503	49	10,762
Total Owner-occupied commercial real estate	20,158	10,551	2,354	16,357	14,163	28,090	4,978	96,651
Current period gross write-offs	-	-	-	-	-	301	-	301
Other commercial real estate
Pass	14,989	372	6,853	36,997	11,075	32,759	2,533	105,578
Watch	-	-	-	-	-	966	-	966
Substandard	-	7,806	-	-	-	84	-	7,890
Total Other commercial real estate	14,989	8,178	6,853	36,997	11,075	33,809	2,533	114,434
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Agricultural loans
Pass	5,387	1,910	1,364	973	151	53	10,092	19,930
Watch	-	-	-	9	-	16	-	25
Substandard	-	-	112	-	-	-	60	172
Total Agricultural loans	5,387	1,910	1,476	982	151	69	10,152	20,127
Current period gross write-offs	-	-	-	171	-	-	-	171

Commercial and industrial
Pass	18,025	6,615	2,710	4,675	2,359	251	20,980	55,615
Watch	-	-	-	43	-	-	150	193
Substandard	35	-	317	17	-	-	708	1,077
Total Commercial and industrial	18,060	6,615	3,027	4,735	2,359	251	21,838	56,885
Current period gross write-offs	-	408	-	75	-	-	-	483

Credit Cards
Pass	-	-	-	-	-	-	3,387	3,387
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,387	3,387
Current period gross write-offs	-	-	-	-	-	-	57	57

Automobile loans
Pass	16,255	17,479	23,351	14,122	4,512	868	-	76,587
Watch	-	-	-	-	-	-	-	-
Substandard	14	140	21	207	76	35	-	493
Total Automobile loans	16,269	17,619	23,372	14,329	4,588	903	-	77,080
Current period gross write-offs	97	904	1,082	644	186	109	-	3,022

Other consumer loans
Pass	3,215	2,166	1,669	1,128	268	336	307	9,089
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	19	14	8	2	-	43
Total Other consumer loans	3,215	2,166	1,688	1,142	276	338	307	9,132
Current period gross write-offs	9	34	38	58	5	2	-	146
Municipal loans
Pass	-	-	-	-	500	3,719	-	4,219
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	500	3,719	-	4,219
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$152,248	$90,326	119,498	$133,405	$62,020	$172,223	$157,088	$886,808
Less: Unamortized net deferred loan fees								(555)
Loans held for investment								$886,253

Current period gross write-offs	$106	$1,346	$1,120	$948	$223	$435	$57	$4,235

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2024 (dollars in thousands):

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$1,224	$-	$-	$-	$92	$23,786	$25,102
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	1,224	-	-	-	92	23,786	25,102
Current period gross write-offs	-	362	-	-	-	-	-	362

Other construction, land development and land
Pass	2,668	13,898	7,417	4,530	1,727	8,580	18,251	57,071
Watch	-	-	-	-	-	-	128	128
Substandard	-	-	-	-	-	525	484	1,009
Total Other construction, land development and land	2,668	13,898	7,417	4,530	1,727	9,105	18,863	58,208
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	5,462	10,038	13,283	12,908	25,209	8,413	8,074	83,387
Watch	155	-	1,667	-	-	754	-	2,576
Substandard	-	-	-	-	-	53	-	53
Total Secured by farmland	5,617	10,038	14,950	12,908	25,209	9,220	8,074	86,016
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	153	48,589	48,742
Watch	-	-	-	-	-	-	249	249
Substandard	-	-	-	-	-	-	551	551
Total Home equity - open end	-	-	-	-	-	153	49,389	49,542
Current period gross write-offs	-	-	-	-	-	-	-	-
Real estate
Pass	21,150	59,160	43,895	13,643	11,595	59,013	1,671	210,127
Watch	-	-	-	-	-	-	-	-
Substandard	-	203	86	528	-	2,137	-	2,954
Total Real estate	21,150	59,363	43,981	14,171	11,595	61,150	1,671	213,081
Current period gross write-offs	-	-	-	-	-	-	-	-

Home Equity – closed end
Pass	727	2,469	252	87	786	1,816	-	6,137
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Home Equity - closed end	727	2,469	252	87	786	1,816	-	6,137
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	2,130	-	4,854	1,368	866	1,586	-	10,804
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	2,130	-	4,854	1,368	866	1,586	-	10,804
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	7,187	2,207	17,127	15,754	6,697	19,933	5,042	73,947
Watch	1,165	-	-	-	-	-	-	1,165
Substandard	-	-	-	-	-	8,613	2,444	11,057
Total Owner-occupied commercial real estate	8,352	2,207	17,127	15,754	6,697	28,546	7,486	86,169
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	386	9,258	29,385	11,767	3,739	31,885	1,938	88,358
Watch	-	-	-	-	-	1,018	-	1,018
Substandard	7,942	-	-	-	-	871	-	8,813
Total Other commercial real estate	8,328	9,258	29,385	11,767	3,739	33,774	1,938	98,189
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Agricultural loans
Pass	3,522	2,181	1,818	333	180	-	9,673	17,707
Watch	-	-	13	-	24	-	13	50
Substandard	-	-	21	-	-	-	150	171
Total Agricultural loans	3,522	2,181	1,852	333	204	-	9,836	17,928
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	14,798	4,817	6,766	3,738	878	376	28,934	60,307
Watch	-	348	63	32	-	-	3,328	3,771
Substandard	-	-	57	609	-	-	157	823
Total Commercial and industrial	14,798	5,165	6,886	4,379	878	376	32,419	64,901
Current period gross write-offs	-	57	176	47	24	6	-	310

Credit Cards
Pass	-	-	-	-	-	-	3,524	3,524
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,524	3,524
Current period gross write-offs	-	-	-	-	-	-	27	27

Automobile loans
Pass	26,426	37,698	25,096	10,563	3,121	975	-	103,879
Watch	-	-	-	-	-	-	-	-
Substandard	22	66	147	110	36	11	-	392
Total Automobile loans	26,448	37,764	25,243	10,673	3,157	986	-	104,271
Current period gross write-offs	194	1,119	760	503	115	64	-	2,755

Other consumer loans
Pass	3,604	3,102	2,633	989	210	994	359	11,891
Watch	-	-	-	-	-	-	-	-
Substandard	-	7	6	11	-	-	-	24
Total Other consumer loans	3,604	3,109	2,639	1,000	210	994	359	11,915
Current period gross write-offs	7	99	62	23	15	7	-	213
Municipal loans
Pass	-	-	-	775	1,032	3,094	-	4,901
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	775	1,032	3,094	-	4,901
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$97,344	$146,676	154,586	$77,745	$56,100	$150,892	$157,345	$840,688
Less: Unamortized net deferred loan fees								(739)
Loans held for investment								$839,949
Current period gross write-offs	$201	$1,637	$998	$573	$154	$77	$27	$3,667

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans As of December 31, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$31,118	$31,118
Other construction, land development and land	601	-	-	-	38,586	39,187
Secured by farmland	-	-	-	434	114,566	115,000
Home equity – open end	267	61	-	462	50,603	51,393
Real estate	2,545	902	-	2,308	237,606	243,361
Home Equity – closed end	83	-	-	-	5,897	5,980
Multifamily	-	-	-	-	18,854	18,854
Owner-occupied commercial real estate	538	1,148	-	2,201	92,764	96,651
Other commercial real estate	-	-	-	-	114,434	114,434
Agricultural loans	121	-	-	172	19,834	20,127
Commercial and industrial	223	311	-	29	56,322	56,885
Credit Cards	37	12	5	-	3,333	3,387
Automobile loans	1,832	390	2	389	74,467	77,080
Other consumer loans	93	16	-	42	8,981	9,132
Municipal loans	-	-	-	-	4,219	4,219
Gross loans	6,340	2,840	7	6,037	871,584	886,808
Less: Unamortized net deferred loan fees	-	-	-	-	(555)	(555)
Loans held for investment	$6,340	$2,840	$7	$6,037	$871,029	$886,253

Age Analysis of Past Due Loans As of December 31, 2024
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$25,102	$25,102
Other construction, land development and land	-	10	-	14	58,184	58,208
Secured by farmland	-	-	-	53	85,963	86,016
Home equity – open end	130	-	-	501	48,911	49,542
Real estate	1,799	877	-	916	209,489	213,081
Home Equity – closed end	-	-	-	-	6,137	6,137
Multifamily	-	-	-	-	10,804	10,804
Owner-occupied commercial real estate	124	-	-	3,416	82,629	86,169
Other commercial real estate	-	-	-	785	97,404	98,189
Agricultural loans	-	-	-	171	17,757	17,928
Commercial and industrial	849	46	-	768	63,238	64,901
Credit Cards	41	19	32	-	3,432	3,524
Automobile loans	2,153	304	-	397	101,417	104,271
Other consumer loans	95	10	-	24	11,786	11,915
Municipal loans	-	-	-	-	4,901	4,901
Gross loans	5,191	1,266	32	7,045	827,154	840,688
Less: Unamortized net deferred loan fees	-	-	-	-	(739)	(739)
Loans held for investment	$5,191	$1,266	$32	$7,045	$826,415	$839,949

There were $6.0 million and $7.0 million in nonaccrual loans at December 31, 2025 and December 31, 2024, respectively.  There was no income recognized on nonaccrual loans during the years ended December 31, 2025 and 2024.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	December 31, 2025			December 31, 2024
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
1-4 Family residential construction	$-	$-	$-	$-	$-	$-
Other construction, land development and land	-	-	-	14	-	14
Secured by farmland	-	434	434	53	-	53
Home equity – open end	462	-	462	501	-	501
Real estate	2,206	102	2,308	916	-	916
Owner-occupied commercial real estate	2,201	-	2,201	2,147	1,269	3,416
Other commercial real estate	-	-	-	785	-	785
Agricultural loans	60	112	172	171	-	171
Commercial and industrial	29	-	29	768	-	768
Automobile loans	389	-	389	397	-	397
Other consumer loans	42	-	42	24	-	24
Total loans	$5,389	$648	$6,037	$5,776	$1,269	$7,045

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

The following table presents the total recorded investment in collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans and Leases
	December 31,
	2025	2024
Secured by farmland	$434	$-
Home equity – open end	175	-
Real estate	868	-
Owner-occupied commercial real estate	2,201	3,416
Other commercial real estate	-	785
Agricultural loans	112	-
Commercial and industrial	-	605
Total loans	$3,790	$4,806

Troubled Loan Modifications

Loan modifications where the borrower is experiencing financial difficulty and the modification is in the form of principal forgiveness, interest rate reductions, term extensions, other-than-insignificant payment delays, or a combination of the above modifications, are defined by the Company as troubled loan modifications (“TLMs”). The allowance for credit losses on loans (“ACLL”) on troubled loan modifications is measured using the same method as other loans held for investment.

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

Term Extensions as of December 31, 2025

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Automobile loans	$23	0.03%	Added a weighted-average of 13.4 months to the life of the loans.
Total Term Extensions	$23

Interest Rate Reductions as of December 31, 2025

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Home equity – closed end	$54	0.90%	Reduced the contractual interest rate from 9.25% to 8.00%.
Total Interest Rate Reductions	$54

Term Extensions as of December 31, 2024

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Real estate	$7	<0.01%	Added a weighted-average of 11 months to the life of the loan.
Other commercial real estate	10	0.01%	Added a weighted-average of 13 months to the life of the loan.
Automobile loans	111	0.11%	Added a weighted-average of 4.4 months to the life of the loans.
Total Term Extensions	$128	0.03%

Interest Rate Reductions as of December 31, 2024

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	$5,448	5.55%	Reduced the contractual interest rate from 7.53% to 5.99%.
Total Interest Rate Reductions	$5,448

Other than Insignificant Payment Delays as of December 31, 2024

	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Owner-occupied commercial real estate	$1,205	1.23%	Delayed principal payments for 6 months.
Total Other than Insignificant Payment Delays	$1,205

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	December 31, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Home equity – closed end	$-	$-	$-	$1	$1
Real estate	-	54	-	-	54
Owner occupied commercial real estate	5,360	-	-	891	6,251
Automobile loans	19	8	-	23	50
Total modified loans	$5,379	$62	$-	$915	$6,356

	December 31, 2024
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$7	$-	$-	$-	$7
Owner occupied commercial real estate	6,653	-	-	-	6,653
Other commercial real estate	10	-	-	-	10
Automobile loans	62	49	-	-	111
Total modified loans	$6,732	$49	$-	$-	$6,781

The Company monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a default on a TLM to occur when the borrower is 90 days past due following the modification or a foreclosure and repossession of the applicable collateral occurs.  No loan or lease modifications to borrowers experiencing financial difficulty had a payment default at December 31, 2025 and 2024.

The Company monitors the performance of TLMs to determine the effectiveness of the modifications. As of December 31, 2025 and 2024, $62 thousand and $49 thousand, respectively, in loans modified and designated as a TLM were past due. The Company did not have any unfunded commitments on loans modified and designated as TLMs as of December 31, 2025.

Unfunded Commitments

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit. The allowance for off-balance sheet credit exposures is adjusted as a provision for (recovery of) credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans and are discussed above. The allowance for credit losses for unfunded loan commitments was $764 thousand and $647 thousand at December 31, 2025 and 2024, respectively, is separately classified on the Consolidated Balance Sheets within Other liabilities.

The following table presents the balance and activity in the allowance for credit losses for unfunded loan commitments for the periods indicated (dollars in thousands).

	2025	2024
Balance as of January 1	$647	$690
Provision for (recovery of) credit losses – unfunded commitments	117	(43)
Balance as of December 31	$764	$647

NOTE 5 BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 are summarized as follows (dollars in thousands):

	2025	2024
Land	$5,063	$4,735
Buildings and improvements	18,015	17,989
Furniture and equipment	13,952	13,757
Total	37,030	36,481
Accumulated depreciation	(15,401)	(14,289)
Premises and equipment, net	$21,629	$22,192

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.3 million and $1.4 million, respectively.

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

The following tables present information about the Company’s leases (dollars in thousands):

	December 31, 2025	December 31, 2024
Lease Liabilities (included in other liabilities)	$874	$589
Right-of-use assets (included in other assets)	$838	$558
Weighted average remaining lease term	9.34 years	9.02 years
Weighted average discount rate	3.85%	3.44%

Lease cost	2025	2024
Operating lease cost	$117	$134
Total lease cost	$117	$134

Cash paid for amounts included in the measurement of lease liabilities	$140	$155

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of December 31, 2025
Twelve months ending December 31, 2026	$105
Twelve months ending December 31, 2027	101
Twelve months ending December 31, 2028	103
Twelve months ending December 31, 2029	106
Twelve months ending December 31, 2030	109
Thereafter	530
Total undiscounted cash flows	$1,054
Discount	(180)
Lease liabilities	$874

NOTE 7 OTHER ASSETS

As of December 31, 2025, the Company was a partner in eleven low-income housing and historic equity partnerships with a carrying basis of $3.5 million.  The market values of these securities are estimated to approximate their carrying values as of December 31, 2025 since the partnership interests have limited transferability.  At December 31, 2025, the Company was committed to invest an additional $93 thousand in two low-income housing limited partnerships that has been reflected in accrued liabilities on the consolidated balance sheet.  These funds will be paid as requested by the general partner to complete the projects.

NOTE 8 TIME DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at year end 2025 and 2024 were $42.1 million and $57.6 million, respectively.  At December 31, 2025, the scheduled maturities of all time deposits are as follows (dollars in thousands):

2026	$206,957
2027	12,825
2028	2,396
2029	1,744
2030	1,491
Thereafter	-
Total	$225,413

NOTE 9 SHORT-TERM DEBT

The Company utilizes short-term debt such as Federal funds purchased and FHLB short-term borrowings to support loan growth and provide liquidity. Federal funds purchased are unsecured overnight borrowings from other financial institutions. FHLB short-term debt can be a daily rate variable loan that acts as a line of credit or a fixed rate advance, depending on the needs of the Company. FHLB advances are secured by a blanket lien on the qualifying loans in the Company’s residential, commercial, agriculture, and home equity loan portfolios. There was no outstanding short-term debt at December 31, 2025 or 2024.

As of December 31, 2025, the Company had unsecured lines of credit with correspondent banks totaling $90.0 million which may be used in the management of short-term liquidity, on which none was outstanding.  In addition, at December 31, 2025, the Bank had pledged investment securities with a par value totaling $118.9 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during 2025.  In addition, the Bank had a secured line of credit with the FHLB with $180.1 million in available credit as of December 31, 2025. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

NOTE 10 LONG-TERM DEBT

On October 24, 2025, the Company entered into a Subordinated Note Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued and sold $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035 (the “Notes”).

The Notes will initially bear interest at 7.55% per annum from and including November 1, 2025 to, but excluding, November 1, 2030, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2026. From and including November 1, 2030, to but excluding November 1, 2035, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (SOFR) plus 424.5 basis points, payable quarterly in arrears. Beginning on November 1, 2030, through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The Notes will mature on November 1, 2035. The Purchase Agreement contains certain customary representations, warranties and covenants.

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

The Notes have been structured to qualify as Tier 2 capital under regulatory guidelines for bank holding companies. The Company used the proceeds from the sale of the Notes to redeem the Company’s existing subordinated debt and for such other general corporate purposes as the Company may determine.

On October 31, 2025 the Company redeemed in full a $7.0 million 6.00% fixed to floating rate subordinated note issued by the Company to an institutional accredited investor on July 29, 2020 and due July 31, 2030.  The note had an aggregate principal amount of $7.0 million. The note initially bore interest at 6.00% per annum, beginning July 29, 2020 but excluding July 31, 2025, payable semi-annually in arrears. From and including July 31, 2025 through July 30, 2030, or up to an early redemption date, the interest rate would reset quarterly to an interest rate per annum equal to the current three-month SOFR plus 593 basis points, payable quarterly in arrears. Beginning on July 31, 2025 through maturity, the note could be redeemed, at the Company’s option, on any scheduled interest payment date. On September 30, 2025, the Company gave notice of full redemption on October 31, 2025 to the holder of the subordinated note.

NOTE 11 COMMITMENTS AND CONTINGENCIES

The Company makes commitments to extend credit in the normal course of business and issues standby letters of credit to meet the financing needs of its customers.  The amount of the commitments represents the Company's exposure to credit loss that is not included in the consolidated balance sheet.  As of December 31, 2025 and 2024, the Company had the following commitments outstanding (dollars in thousands):

	2025	2024
Commitments to extend credit	$253,244	$229,330
Standby letters of credit	2,692	3,654

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

As of December 31, 2025 and 2024, the Company had cash deposits in other commercial banks in excess of FDIC insurance limits totaling $3.2 million and $4.8 million, respectively. The Bank has established procedures for measuring and monitoring the concentration risk in correspondent banks and performs quarterly reviews of the financial condition of correspondent banks to assess and monitor risks.

NOTE 12 DERIVATIVES

Mortgage Banking Derivatives

Loans Held for Sale (“LHFS”) - The Bank originates residential mortgage loans for sale in the secondary market. Residential mortgage loans held for sale are sold to the permanent investor with the mortgage servicing rights released. Fair value of the Company’s LHFS is based on observable market prices for the identical instruments traded in the secondary mortgage loan markets in which the Company conducts business, totaling $3.2 million as of December 31, 2025, of which $3.2 million is related to unpaid principal. The Company’s portfolio of LHFS is classified as Level 2.

Interest Rate Lock Commitments and Forward Sales Commitments - The Bank enters commitments to originate residential mortgage loans in which the interest rate on the loan is determined prior to funding, termed interest rate lock commitments (“IRLCs”). Such rate lock commitments on mortgage loans to be sold in the secondary market are derivatives. Upon entering a commitment to originate a loan, the Company protects itself from changes in interest rates during the period prior to sale by requiring a firm purchase agreement from a permanent investor before a loan can be closed (forward sales commitment).

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

The fair value of these derivative instruments is reported in “Other assets” in the Consolidated Balance Sheet at December 31, 2025, and totaled $37 thousand, with a notional amount of $4.5 million and total positions of 17. The fair value of the IRLCs at December 31, 2024 totaled $18 thousand, with a notional amount of $3.2 million and total positions of 13. Changes in fair value are recorded as a component of “Mortgage banking income” in the Consolidated Income Statement for the years ended December 31, 2025 and 2024. The Company’s IRLCs are classified as Level 2. At December 31, 2025 and 2024, each IRLC and all LHFS were subject to a forward sales commitment on a best- efforts basis.

The Company uses fair value accounting for its forward sales commitments related to IRLCs and LHFS under ASC 825-10-15-4(b). The fair value of forward sales commitments was reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2025 totaled $20 thousand, with a notional amount of $7.0 million and total positions of 27. The fair value of forward sales commitments reported in “Other Assets” in the Consolidated Balance Sheet at December 31, 2024 totaled $41 thousand, with a notional amount of $4.3 million and total positions of 18.

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE LOSS

The balances in accumulated other comprehensive loss are shown in the following table (dollars in thousands):

	Unrealized Securities Gains (Losses)	Adjustments Related to Pension Plan	Accumulated Other Comprehensive Loss

Balance at December 31, 2023	$(31,774)	$757	$(31,017)
Change in unrealized securities gains, net of tax of $1,053	3,955	-	3,955
Change in unfunded pension liability, net of tax of $84	-	(315)	(315)
Balance at December 31, 2024	$(27,819)	$442	$(27,377)
Change in unrealized securities gains, net of tax of $2,978	11,207	-	11,207
Change in unfunded pension liability, net of tax benefit of $116	-	(434)	(434)
Balance at December 31, 2025	$(16,612)	$8	$(16,604)

During 2025 and 2024, there were no realized security gains or losses reclassified out of unrealized loss on available for sale securities and reclassified into net investment security losses on the consolidated statements of income.

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

Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer requirement is 2.50%. The Company’s capital conservation buffer for 2025 was 6.04% and for 2024 was 5.39%. The capital conservation buffer is designed to strengthen an institution’s financial resilience during economic cycles.  Financial institutions are required to maintain a minimum buffer as required by the Basel III final rules to avoid restrictions on capital distributions and other payments If the Company dips into its capital conservation buffer, it is subject to limitations on certain activities, including payment of dividends, share repurchases, and discretionary compensation to certain officers. Federal and state banking regulations place certain restrictions on dividends paid by the Company. The total amount of dividends that may be paid at any date is generally limited to retained earnings of the Company.

As required by the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), qualifying banks and bank holding companies that have less than $10 billion in consolidated assets can elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (commonly referred to as the community bank leverage ratio or “CBLR”). Under the rule, which became effective on January 1, 2020, banks and bank holding companies that opt into the CBLR framework and maintain a CBLR of greater than 9% are not subject to other risk-based and leverage capital requirements under the Basel III Capital Rules and would be deemed to have met the well capitalized ratio requirements under the “prompt corrective action” framework. On November 2, 2025, federal banking regulators issued a proposed rule that would lower the CBLR from 9% to 8%.  No assurance can be made as to when and in what form a final rule will be adopted.  As of December 31, 2025, the Bank elected not to opt into the CBLR framework. The Bank does not expect to opt into the CBLR framework in 2026.

The minimum capital amounts and ratios are defined in the regulations and the amounts are set forth in the table below (dollars in thousands).  The Bank has maintained capital levels far above the minimum requirements throughout the year, and as of December 31, 2025 and 2024, the Bank met all capital adequacy requirements to which it was subject.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$130,263	14.04%	$74,241	8.00%	$92,801	10.00%
Tier 1 risk-based ratio	121,679	13.11%	55,680	6.00%	74,241	8.00%
Common equity tier 1	121,679	13.11%	41,760	4.50%	60,321	6.50%
Tier 1 leverage ratio	121,679	8.73%	55,752	4.00%	69,690	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$120,892	13.39%	$72,223	8.00%	$90,279	10.00%
Tier 1 risk-based ratio	112,114	12.42%	54,168	6.00%	72,223	8.00%
Common equity tier 1	112,114	12.42%	40,626	4.50%	58,682	6.50%
Tier 1 leverage ratio	112,114	8.23%	54,472	4.00%	68,090	5.00%

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

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Available for Sale Securities (“AFS Securities”) - AFS Securities are recorded at fair value on a recurring basis. The Company’s investment portfolio is primarily valued using fair value measurements that are considered to be Level 2. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, benchmark yield curves, and market corroborated inputs. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. The Company has contracted with a third-party portfolio accounting service vendor for valuation of its securities portfolio. No material differences were identified during the valuation for the years ended December 31, 2025 and 2024.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of December 31, 2025, and 2024 (dollars in thousands):

December 31, 2025	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$14,334	$-	$14,334	$-
U.S. Government agencies	55,152	-	55,152	-
Municipal securities	25,958	-	25,958	-
Mortgage-backed securities	226,311	-	226,311	-
Corporate debt securities	23,584	-	4,549	19,035
Total securities available for sale	$345,339	$-	$326,304	$19,035
Other assets:
Loans held for sale	$3,191	$-	$3,191	$-
IRLC	37	-	37	-
Forward sales commitments	20	-	20	-
Total other assets	3,248	-	3,248	-
Assets at Fair Value	$348,587	$-	$329,552	$19,035

December 31, 2024	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$18,614	$-	$18,614	$-
U.S. Government agencies	67,725	-	67,725	-
Municipal securities	38,207	-	38,207	-
Mortgage-backed securities	174,949	-	174,949	-
Corporate debt securities	28,175	-	4,512	23,663
Total securities available for sale	$327,670	$-	$304,007	$23,663
Other assets:
Loans held for sale	$2,283	$-	$2,283	$-
IRLC	18	-	18	-
Forward sales commitments	41	-	41	-
Total other assets	2,342	-	2,342	-
Assets at Fair Value	$330,012	$-	$306,349	$23,663

The following table presents the change in corporate debt securities as of and for the year ended (dollars in thousands).

Corporate debt securities
Balance as of December 31, 2024	$23,663
Called security available for sale	4,900
Fair value adjustments	272
Balance as of December 31, 2025	$19,035

Fair Value – Nonrecurring Basis

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Collateral Dependent Loans - In accordance with ASC 326, we may determine that an individual loan exhibits unique risk characteristics which differentiate it from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things. A loan is collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In such cases, expected credit losses are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. We reevaluate the fair value of collateral supporting collateral dependent loans on a quarterly basis. The fair value of real estate collateral supporting collateral dependent loans is evaluated by appraisal services using a methodology that is consistent with the Uniform Standards of Professional Appraisal Practice.

Other Real Estate Owned - Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. Valuation of other real estate owned is determined using current appraisals from independent parties, a level two input. If current appraisals cannot be obtained prior to reporting dates, or if declines in value are identified after a recent appraisal is received, appraisal values are discounted, resulting in Level 3 estimates. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. The Company had no OREO at December 31, 2025, and OREO with a carrying value of $77 thousand at December 31, 2024.

The Company markets OREO independently and with local realtors. Properties marketed by realtors are discounted by selling costs. Properties that the Company markets independently are not discounted by selling costs.

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and 2024 (dollars in thousands).  Fair values for December 31, 2025 and 2024 are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize the Company’s financial assets that were measured at fair value on a nonrecurring basis during the period (dollars in thousands):

	December 31, 2025
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$3,790	$-	$-	$3,790

	December 31, 2024
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$4,806	$-	$-	$4,806
OREO	77	-	$-	77

The following table presents information about Level 3 Fair Value Measurements for December 31, 2025 and 2024 (dollars in thousands):

	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans	$3,790	Discounted appraised value	Discount for selling costs and marketability	36.17-100%

	Fair Value at December 31, 2024	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans	$4,806	Discounted appraised value	Discount for selling costs and marketability	34.26%
OREO	77	Discounted appraised value	Discount for selling costs and marketability	33.26%

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

The carrying value of noninterest-bearing deposits approximates fair value (Level 1). The carrying values of interest-bearing demand, money market, and savings deposits approximates fair value based on their current pricing and are reported as Level 2. The fair values of time deposits were obtained using an income approach using recent issuance rates over the prior three months and a market rate analysis of recent offering rates for retail products.  Time deposits are reported as Level 2.

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

	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$68,853	$68,853	$-	$-	$68,853
Securities	345,339	-	326,304	19,035	345,339
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	3,191	-	3,191	-	3,191
Loans held for investment, net	878,435	-	-	871,151	871,151
Interest receivable	5,118	-	5,118	-	5,118
Bank owned life insurance	24,395	-	24,395	-	24,395
IRLC	37	-	37	-	37
Forward sales commitments	20	-	20	-	20
Financial Liabilities
Noninterest-bearing demand deposits	$279,398	$279,398	$-	$-	$279,398
Interest checking deposits	148,624	-	148,624	-	148,624
Savings deposits	591,777	-	591,777	-	591,777
Time deposits	225,413	-	225,156	-	225,156
Long-term debt	9,917	-	-	10,085	10,085
Interest payable	1,361	-	1,361	-	1,361

	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$56,961	$56,961	$-	$-	$56,961
Securities	327,620	-	304,007	23,663	327,670
Other investments	2,869	-	-	2,869	2,869
Loans held for sale	2,283	-	2,283	-	2,283
Loans held for investment, net	831,820	-	-	808,812	808,812
Interest receivable	4,939	-	4,939	-	4,939
Bank owned life insurance	23,607	-	23,607	-	23,607
IRLC	18	-	18	-	18
Forward sales commitments	41	-	41	-	41
Financial Liabilities
Noninterest-bearing demand deposits	$260,301	$260,301	$-	$-	$260,301
Interest checking deposits	138,919	-	138,919	-	138,919
Savings deposits	497,577	-	497,577	-	497,577
Time deposits	298,308	-	297,920	-	297,920
Long-term debt	6,975	-	-	6,917	6,917
Interest payable	1,900	-	1,900	-	1,900

NOTE 16 EMPLOYEE BENEFITS

Defined Benefit Pension Plan - The Company has a qualified noncontributory defined benefit pension plan which covers substantially all employees hired before April 1, 2012.  The plan was amended on February 15, 2023 to stop the accrual of future benefits and terminated on June 1, 2024. All vested benefit liabilities under the Plan were paid the fourth quarter of 2025; remaining assets to be distributed in the first quarter of 2026.

The Company uses December 31 as the measurement date for the defined benefit pension plan. The following table provides a reconciliation of the changes in the benefit obligations and fair value of plan assets for 2025 and 2024 (dollars in thousands):

	2025	2024
Change in Benefit Obligation
Benefit obligation, beginning	$3,377	$7,070
Service cost	-	-
Interest cost	56	317
Actuarial gain	-	(264)
Benefits paid	(4,039)	(3,467)
Decrease in obligation due to curtailment	-	-
Settlement (gain)	606	(279)
Benefit obligation, ending	$-	$3,377

Change in Plan Assets
Fair value of plan assets, beginning	$4,093	$7,502
Actual (loss) return on plan assets	(43)	58
Benefits paid	(4,039)	(3,467)
Fair value of plan assets, ending	$11	$4,093
Funded status at the end of the year	$11	$716

The fair value of plan assets is measured based on the fair value hierarchy as discussed in Note 15, “Fair Value Measurements” to the Consolidated Financial Statements. The valuations are based on third party data received as of the balance sheet date. All plan assets are considered Level 1 assets, as quoted prices exist in active markets for identical assets.

	2025	2024
Amount recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$-	$156
Overfunded pension benefit obligation under ASC 325-960	11	560
Deferred taxes	119	84

Amount recognized in accumulated other
comprehensive loss
Net gain	$(11)	$(560)
Prior service cost	-	-
Amount recognized	(11)	(560)
Deferred taxes	3	118
Amount recognized in accumulated comprehensive loss	$(8)	$(442)

Accrued benefit detail
Benefit obligation	$-	$(3,377)
Fair value of assets	11	4,093
Unrecognized net actuarial (income)	(11)	(560)
Accrued benefits	$-	$156

Components of net periodic benefit cost
Service cost	$-	$-
Interest cost	56	317
Expected return on plan assets	(20)	(391)
Recognized net gain due to settlement	-	(589)
Recognized net actuarial loss (gain)	120	(19)
Net periodic benefit gain (cost)	$156	$(682)

Other changes in plan assets and benefit obligations
recognized in other comprehensive (income) loss
Net loss	$549	$399
Amortization of prior service cost	-	-
Total recognized in other comprehensive income	$549	$399
Total recognized in net periodic benefit cost and other
Comprehensive income (loss)	$704	$(283)
Additional disclosure information
Accumulated benefit obligation	$-	$3,377
Vested benefit obligation	$-	$3,377
Discount rate used for net pension cost	N/A	4.75%
Discount rate used for disclosure
First Five Years	N/A	4.17%
Five Years to Twenty Years	N/A	4.76%
After Twenty Years	N/A	5.25%
Retiree Annuities	N/A	4.50%
Expected return on plan assets	1.00%	5.50%
Rate of compensation increase	N/A	N/A
Average remaining service (years)	N/A	N/A

Funding Policy - Due to the current funding status of the plan, the Company did not contribute to the plan in 2025 or 2024.  There will be no net periodic pension cost of the plan for 2026.  The Company was subject to settlement accounting in 2025.

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

Asset Allocation - The trust fund was 100% cash and equivalents as of December 31, 2025 and 2024 as the plan has terminated and all benefits were paid out in 2025.

Employee Stock Ownership Plan (ESOP) - The Company sponsors an ESOP, known as the F&M Bank Corp. Stock Bonus Plan (the “Plan”), which provides stock ownership to substantially all employees of the Company.  The Plan provides total vesting upon the attainment of five years of service.  Contributions to the plan are made at the discretion of the Board of Directors and are allocated based on the compensation of each employee relative to total compensation paid by the Company.  All shares issued and held by the Plan are considered outstanding in the computation of earnings per share. Dividends on Company stock are allocated and paid to participants at least annually. Shares of Company stock, when distributed, have restrictions on transferability.  The Company contributed $920 thousand in 2025 and $257 thousand in 2024 to the Plan and charged this expense to operations.  The shares held by the ESOP totaled 143,554 and 168,459 at December 31, 2025 and 2024, respectively.

401(k) Plan - The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 20 percent of their salary on a pretax basis, subject to certain IRS limits. Under the Federal Safe Harbor rules employees are automatically enrolled at 3% (this increases by 1% per year up to 6%) of their salary unless elected otherwise. The Company matches one hundred percent of the first 1% contributed by the employee and fifty percent from 2% to 6% of employee contributions. Vesting in the contributions made by the Company is 100% after two years of service.  Contributions under the plan amounted to $383 thousand and $437 thousand in 2025 and 2024, respectively.

Deferred Compensation Plan - The Company has a nonqualified deferred compensation plan for its key employees and directors. The Company may make annual contributions to the plan, and the employee or director has the option to defer a portion of their salary or bonus based on qualifying annual elections. Contributions to the plan totaled $206 thousand in 2025 and $227 thousand in 2024.  A liability is accrued for the obligation under the plan and totaled $4.4 million and $3.6 million at December 31, 2025 and 2024, respectively.

Investments in Life Insurance Contracts - The Bank currently offers a variety of benefit plans to all full-time employees. The costs of these plans are generally tax deductible to the Bank; however, to help offset the benefit costs and to attract and retain qualified employees, the Bank purchased Bank Owned Life Insurance (“BOLI”) contracts that will provide benefits to employees during their lifetime. Dividends received on these policies are tax-deferred and the death benefits under the policies are tax exempt.  Rates of return on a tax-equivalent basis are favorable when compared to other long-term investments which the Bank might make.  The accrued liability related to the BOLI contracts was $658 thousand and $735 thousand for December 31, 2025 and 2024, respectively.

Stock Incentive Plan - The Company has a Stock Incentive Plan adopted by the Company’s Board, effective upon shareholder approval on May 2, 2020 and will expire on March 18, 2030. The plan provides for the granting of an option, restricted stock, restricted stock unit, stock appreciation right, or stock award to employees, directors, and consultants. It authorizes the issuance of up to 200,000 shares of the Company’s common stock.

The Company’s Compensation Committee of the Board of Directors administers the plan including designating employees, directors, or other recipients to whom awards are to be granted, the amount of the award or equity to be granted, and the terms and conditions applicable to each award. On March 20, 2025, the Company’s Compensation Committee awarded 37,692 shares with a fair value of $728 thousand from this plan to selected employees. These shares vest 25% over each of the next four years. As of December 31, 2025 and 2024 the total unrecognized compensation cost related to the nonvested restricted stock awards were $962 thousand and $740 thousand, respectively.  Restricted stock compensation expense was $420 thousand and $226 thousand for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes the status of the Company’s nonvested awards for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at December 31, 2024	49,056	$20.27
Granted	37,692	19.31
Vested	(15,521)	21.65
Forfeited	(2,931)	18.87
Nonvested at December 31, 2025	$68,296	$19.49

NOTE 17 INCOME TAXES

The components of income tax expense were as follows (dollars in thousands):

	2025	2024
Current expense	$2,121	$931
Deferred benefit	(373)	(293)
Total Income Tax Expense	$1,748	$638

The following table provides information on the significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 (dollars in thousands).

Deferred Tax Assets:	2025	2024
Allowance for credit losses	$1,645	$1,707
Allowance for unfunded commitments	165	136
Nonqualified deferred compensation obligations	929	812
Lease liabilities	184	124
Pass-through entities	659	526
Net unrealized losses on securities available for sale	4,416	7,393
Other	566	235
Total deferred tax assets	$8,564	$10,933

Deferred Tax Liabilities:	2025	2024
Depreciation	$575	$592
Goodwill	601	594
Right of use assets	176	117
Other investments	219	44
Other	14	121
Total deferred tax liabilities	1,585	1,468
Net deferred tax assets	$6,979	$9,465

During the year ended December 31, 2025, the Company made payments to federal tax authorities for income taxes in the amount of $1.15 million.

The following table provides a reconciliation of tax expense computed at the statutory federal tax rate and the recorded tax expense (in dollars in thousands and percentages) for the year ended December 31, 2025.

	2025
	Amount	Percent
Tax at federal statutory rate	$2,725	21.0%
Tax credits:
Low-income housing	(740)	(5.7)%
Nontaxable or deductible items:
Appreciation in cash surrender value of life insurance	(182)	(1.4)%
Other	(55)	(0.4)%
Total Income Tax Expense	$1,748	13.5%

The following table provides a reconciliation of tax expense computed at the statutory federal tax rate and the recorded tax expense (in thousands) for the year ended December 31, 2024.

2024
Amount
Tax at federal statutory rate	$1,664
Increases (decreases) in taxes resulting from:
Tax-exempt income	(191)
Low-income housing credits	(775)
Other	(60)
Total Income Tax Expense	$638

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and has recorded no liabilities related to uncertain tax positions in accordance with accounting guidance related to income taxes. The Company and its subsidiaries file federal income tax returns and state income tax returns. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for years before 2022.

NOTE 18 RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company may have loans issued to its executive officers, directors, and principal shareholders. Pursuant to its policy, such loans are made in the ordinary course of business and do not involve more than the normal risk of collectability.

The Company’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of the Company and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $18.4 million and $20.6 million at December 31, 2025 and 2024, respectively. During 2025, $4.0 million of advances or new loans were made and repayments totaled $6.2 million. During 2024, $3.8 million of advances or new loans were made and repayments totaled $4.0 million. There was a net decrease of $1.4 million during 2024 due to changes in individuals classified as a related party.

Deposits from related parties held by the Bank at December 31, 2025 and 2024 amounted to $7.6 million and $8.4 million respectively.

NOTE 19 PARENT COMPANY FINANCIAL INFORMATION

The primary source of funds for the dividends paid by F&M Bank Corp. (for this note only, the “Parent Company”) is dividends received from its subsidiaries. The payments of dividends by the Bank to the Parent Company are subject to certain statutory limitations which contemplate that the current year earnings and earnings retained for the two preceding years may be paid to the Parent Company without regulatory approval. As of December 31, 2025, the aggregate amount of unrestricted funds that could be transferred from the Bank to the Parent Company without prior regulatory approval totaled approximately $14.3 million or 13.69% of the consolidated shareholders’ equity. The Bank paid $3.7 million in dividends to the Parent Company in 2025.

Financial information for the Parent Company is as follows:

PARENT COMPANY

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Assets
Cash and cash equivalents	$4,909	$3,043
Investment in subsidiaries	108,394	88,074
Other assets	1,733	2,174
Total assets	$115,036	$93,291

Liabilities and Stockholders’ Equity
Long-term borrowings	$9,917	$6,975
Other liabilities	331	178
Total liabilities	10,248	7,153
Total shareholders' equity	104,788	86,138
Total liabilities and shareholders' equity	$115,036	$93,291

PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Income
Dividends received from subsidiaries	$4,096	$5,151
Other operating income	76	98
Total income	4,172	5,249
Expenses
Interest expense	597	462
Other operating expenses	48	42
Total expenses	645	504
Net income before income taxes and equity in undistributed net income from subsidiaries	3,527	4,745
Income tax benefit	(156)	(49)
Equity in undistributed net income from subsidiaries	7,546	2,491
Net Income	$11,229	$7,285

PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Operating activities:
Net income	$11,229	$7,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries	(7,546)	(2,491)
Amortization of debt issuance costs	29	43
Decrease (increase) in other assets	441	(411)
Decrease in other liabilities	(1,848)	(54)
Share based compensation expense	420	226
Net cash provided by operating activities	2,725	4,598

Financing activities:
Proceeds from the sale of common stock	176	194
Proceeds from issuance of common stock	147	120
Purchases of common stock	(402)	-
Issuance of subordinated notes	9,913	-
Redemption of subordinated notes	(7,000)	-
Dividends paid in cash	(3,693)	(3,650)
Net cash used in financing activities	(859)	(3,336)

Increase in cash and cash equivalents	1,866	1,262
Cash and cash equivalents, beginning of the year	3,043	1,781
Cash and cash equivalents, end of the year	$4,909	$3,043

NOTE 20 SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Management has reviewed the events occurring through the date the financial statements were issued and no additional subsequent events occurred requiring accrual or disclosure.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company's management evaluated, with the participation of the Company's principal executive officer and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO, 2013) of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2025. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in its annual report.

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

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of Shareholders to be held on May 16, 2026 (“Proxy Statement”), under the captions “Corporate Governance and the Board of Directors – Committees of the Board – Audit Committee” and “Executive Officers who are not Directors.”

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

The following financial statements are filed as a part of this report:

(a)(1)  Financial Statements

The following consolidated financial statements and reports of independent auditors of the Company are in Part II, Item 8:

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

3.3	Amended and Restated Bylaws of F & M Bank Corp., incorporated herein by reference from Exhibit 3.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 28, 2025.
4.1	Description of Securities, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp’s Annual Report on Form 10-K, filed March 16, 2020.
4.3	Form of 2035 Subordinated Note, incorporated herein by reference from Exhibit 4.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed October 29, 2025.
10.1+	VBA Executives Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.2+	VBA Directors Non-Qualified Deferred Compensation Plan for Farmers & Merchants Bank, incorporated herein by reference from F & M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2014.
10.3+

Amended and Restated Employment Agreement, dated December 16, 2025, by and between F&M Bank Corp., Farmers & Merchants Bank, and Barton E. Black, incorporated herein by reference from Exhibit 10.2 to F&M Bank Corp.’s Current Report on Form 8-K, filed December 18, 2025.

10.4+	F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Quarterly Report on Form 10-Q, filed August 11, 2020.
10.5+	Form of Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.7 from F&M Bank Corp.’s Form 10-K, filed March 22, 2023.
10.6	Form of 2035 Subordinated Note Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K filed October 29, 2025.
10.7+

Amended and Restated Employment Agreement, dated December 16, 2025, by and between F&M Bank Corp., Farmers & Merchants Bank, and Aubrey Michael Wilkerson, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed December 18, 2025.

10.8+

Amended and Restated Employment Agreement, dated December 16, 2025, by and between F&M Bank Corp., Farmers & Merchants Bank, and Lisa F. Campbell, incorporated herein by reference from Exhibit 10.3 to F&M Bank Corp.’s Current Report on Form 8-K, filed December 18, 2025.

10.9+	F&M Bank Corp. 2023 Directors Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to F&M Bank Corp.’s Registration Statement on Form S-8 (No. 333-279300), filed May 10, 2024.
10.10+	F & M Bank Corp. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 4.3 to F & M Bank Corp.’s Registration Statement on Form S-8 (No. 333-159074), filed May 8, 2009.
16.1	Letter of Yount, Hyde & Barbour, P.C., dated January 28, 2025, incorporated herein by reference to Exhibit 16.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed January 28, 2025.
19.1	F&M Bank Corp. Insider Trading and Reporting Policy, incorporated herein by reference to Exhibit 19.1 to F&M Bank Corp.’s Annual Report on Form 10-K, filed March 28, 2025.
21.1	Subsidiaries of the Registrant
23.1	Consent of Elliott Davis, PLLC
23.2	Consent of Yount, Hyde & Barbour, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (furnished herewith).

104	The cover page from F&M Bank Corp.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included with Exhibit 101)

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

F & M Bank Corp. (Registrant)

By:	/s/ Aubrey M. Wilkerson	March 27, 2026
	Aubrey M. Wilkerson	Date
Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Aubrey M. Wilkerson	Director and Chief Executive Officer	March 27, 2026
Aubrey M. Wilkerson	(Principal Executive Officer)

/s/ Lisa F. Campbell	Executive Vice President and	March 27, 2026
Lisa F. Campbell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Michael W. Pugh	Director, Chair	March 27, 2026
Michael W. Pugh

/s/ E. Ray Burkholder	Director	March 27, 2026
E. Ray Burkholder

/s/ Bret V. Harrison	Director	March 27, 2026
Bret V. Harrison

/s/ Neil Houff	Director	March 27, 2026
Neil Houff

/s/ Hannah Hutman	Director	March 27, 2026
Hannah Hutman

/s/ Anne Keeler	Director	March 27, 2026
Anne Keeler

/s/ Christopher S. Runion	Director	March 27, 2026
Christopher S. Runion

/s/ John Willingham	Director	March 27, 2026
John Willingham

/s/ Dean W. Withers	Director	March 27, 2026
Dean W. Withers

/s/ Peter H. Wray	Director	March 27, 2026
Peter H. Wray

