Form 10-Q
period 2026-03-31
F&M BANK CORP
filed 2026-05-13
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☒    Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11 , 2026
Common Stock, par value ‑ $5 per share	3,559,157 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2026

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,	December 31,
	2026	2025*
	(Unaudited)
Assets
Cash and due from banks	$18,337	$19,311
Money market funds and interest-bearing deposits in other banks	1,045	1,013
Federal funds sold	66,512	48,529
Cash and cash equivalents	85,894	68,853

Securities:
Available for sale, at fair value	350,506	345,339
Other investments, at cost	2,304	2,254

Loans held for sale, at fair value	3,693	3,191

Loans held for investment, net of deferred fees and costs	896,865	886,253
Less: allowance for credit losses	(7,910)	(7,818)
Net loans held for investment	888,955	878,435

Bank premises and equipment, net	22,040	21,629
Interest receivable	5,210	5,118
Goodwill	3,082	3,082
Bank owned life insurance	24,600	24,395
Deferred tax asset, net	7,134	6,979
Other assets	15,533	14,482
Total Assets	$1,408,951	$1,373,757

Liabilities
Deposits:
Noninterest bearing	$290,343	$279,398
Interest bearing	984,721	965,814
Total deposits	1,275,064	1,245,212

Long-term debt	9,921	9,917
Other liabilities	17,395	13,840
Total Liabilities	1,302,380	1,268,969

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,583,744 (2026) and
3,557,060 (2025) shares issued and outstanding	17,549	17,444
Additional paid in capital	11,705	11,743
Retained earnings	94,506	92,205
Accumulated other comprehensive loss	(17,189)	(16,604)
Total Shareholders’ Equity	106,571	104,788
Total Liabilities and Shareholders’ Equity	$1,408,951	$1,373,757

*2025 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
Interest and Dividend income	2026	2025
Interest and fees on loans held for investment	$14,243	$13,465
Interest and fees on loans held for sale	25	24
Interest from federal funds sold	564	652
Interest and dividends on interest bearing deposits and other investments	23	30
Interest from debt securities	2,638	2,093
Total interest and dividend income	17,493	16,264

Interest expense
Total interest on deposits	5,871	6,700
Interest on short-term debt	-	3
Interest on long-term debt	193	117
Total interest expense	6,064	6,820

Net interest income	11,429	9,444

Provision for (recovery of) credit losses - loans	289	(180)
Provision for credit losses – unfunded commitments	20	76
Total Provision for (Recovery of) Credit Losses	309	(104)

Net Interest Income After (Recovery of) Provision for Credit Losses	11,120	9,548

Noninterest income
Service charges on deposit accounts	343	312
Wealth management income	658	676
Mortgage banking income	492	602
Title insurance income	493	356
Income on bank owned life insurance	212	209
Low income housing partnership amortization	(175)	(196)
ATM and check card fees	775	764
Other operating income	99	124
Total noninterest income	2,897	2,847

Noninterest expense
Salaries	4,301	4,127
Employee benefits	1,517	1,116
Occupancy expense	395	408
Equipment expense	298	328
FDIC assessment	213	265
Legal and professional expense	753	479
ATM and check card fees	370	327
Data processing fees	948	916
Other operating expenses	1,518	1,558
Total noninterest expense	10,313	9,524

Income before income taxes	3,704	2,871
Income tax expense	478	414
Net Income	$3,226	$2,457
Per Common Share Data
Net income (basic and diluted)	$0.91	$0.70
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic and diluted)	3,560,093	3,530,700

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net Income	$3,226	$2,457

Other comprehensive income (loss):
Changes in pension plan benefits, net of deferred income tax benefit of $(2) for the three months ended March 31, 2026	(8)	-
Unrealized gain (loss) on available-for sale securities, net of income tax (benefit) expense of $(153) and $940 for the three months ended March 31, 2026 and 2025, respectively	(577)	3,537

Total other comprehensive (loss) income	(585)	3,537

Total comprehensive income	$2,641	$5,994

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2026 and 2025.

	Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive
	Shares	Amount	in Capital	Earnings	Loss	Total

Balance December 31, 2024	3,525,649	$17,383	$11,463	$84,669	$(27,377)	$86,138
Net income	-	-	-	2,457	-	2,457
Other comprehensive income	-	-	-	-	3,537	3,537
Dividends on common stock	-	-	-	(917)	-	(917)
Common stock issued	5,090	25	76	-	-	101
Net restricted common stock activity	33,171	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	(77)
Stock-based compensation expense	-	-	72	-	-	72
Balance, March 31, 2025	3,563,910	$17,466	$11,476	$86,209	$(23,840)	$91,311

Balance December 31, 2025	3,557,060	$17,444	$11,743	$92,205	$(16,604)	$104,788
Net income	-	-	-	3,226	-	3,226
Other comprehensive loss	-	-	-	-	(585)	(585)
Dividends on common stock	-	-	-	(925)	-	(925)
Common stock issued	3,339	17	87	-	-	104
Net restricted common stock activity	23,345	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	88	(224)			(136)
Stock-based compensation expense	-	-	99	-		99
Balance, March 31, 2026	3,583,744	$17,549	$11,705	$94,506	$(17,189)	$106,571

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$3,226	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	320	325
Amortization of intangibles	4	8
Amortization of securities	69	192
Proceeds from loans held for sale	28,724	10,849
Loans held for sale originated	(28,881)	(8,763)
Gain on sale of loans held for sale	(345)	(437)
Provision for (recovery of) credit losses	309	(104)
Increase in interest receivable	(92)	(18)
Decrease in deferred tax asset	-	80
(Increase) decrease in other assets	(1,225)	929
(Decrease) increase in other liabilities	3,527	(28)
Amortization of limited partnership investments	175	196
Amortization of debt issuance costs	4	11
Income from life insurance investment	(212)	(209)
Gain on the sale of assets held for sale	(2)	(43)
Stock-based compensation expense	99	72
Net cash provided by operating activities	5,700	5,517

Cash flows from investing activities
Proceeds from maturity of investments available for sale	-	21,360
Purchases of investments available for sale	(14,859)	(15,359)
Proceeds from paydowns of mortgage-backed securities	8,893	4,796
Investment in restricted stock, net	(50)	(5)
Net (increase) decrease loans held for investment	(10,809)	12,755
Proceeds from the sale of assets held for sale	3	-
Net purchase of property and equipment	(732)	(131)
Net cash provided by investing activities	(17,554)	23,416

Cash flows from financing activities
Net change in deposits	29,852	4,916
Dividends paid in cash	(925)	(917)
Proceeds from issuance of common stock	104	83
Repurchase of shares for tax withholding	(136)	(59)
Net cash provided by financing activities	28,895	4,023

Net increase in Cash and Cash Equivalents	17,041	32,956
Cash and cash equivalents, beginning of period	68,853	56,507
Cash and cash equivalents, end of period	$85,894	$89,463
Supplemental Cash Flow information:
Cash paid for: Interest	$8,786	$7,388
Taxes	820	-
Supplemental non-cash disclosures:
Change in unrealized gain (loss) on securities available for sale	$(730)	$4,477

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), VBS Mortgage, LLC (dba “F&M Mortgage”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. The operations, assets, and liabilities of FMFS were transferred to the Bank.  Effective on May 15, 2025, the operations, assets, and liabilities of VBS Mortgage, LLC (dba “F&M Mortgage”) were transferred to the Bank.

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

All such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results of operations that the Company and its subsidiaries may achieve for future interim periods or the entire year. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2026 and December 31, 2025, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.3 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $3.9 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

Recent Accounting Pronouncements

Accounting Standards Pending Adoption:

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued amendments to the Accounting Standards Codification to make incremental improvements to generally accepted accounting principles. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will apply the amendments prospectively to all transactions recognized on or after the date that the Company first applies the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2025, the FASB amended the “Financial Instruments—Credit Losses” topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”)2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,093	$-	$787	$14,306
U. S. Government agencies	57,998	-	2,700	55,298
Municipal securities	27,044	22	1,600	25,466
Mortgage-backed securities	246,478	887	17,179	230,186
Corporate debt securities	25,650	5	405	25,250
Total Securities Available for Sale	$372,263	$914	$22,671	$350,506

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,089	$-	$755	$14,334
U. S. Government agencies	57,997	-	2,845	55,152
Municipal securities	27,082	126	1,250	25,958
Mortgage-backed securities	240,548	1,794	16,031	226,311
Corporate debt securities	25,650	106	2,172	23,584
Total Securities Available for Sale	$366,366	$2,026	$23,053	$345,339

The amortized cost and fair value of securities at March 31, 2026, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$35,588	$35,082
Due after one year through five years	69,405	66,837
Due after five years through ten years	60,983	58,123
Due after ten years	206,287	190,464
Total	$372,263	$350,506

There were no sales of available for sale securities in the first quarter of 2026 or 2025.

The following tables show the present fair value and gross unrealized losses (dollars in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $70.7 million and $95.6 million, as of March 31, 2026 and December 31, 2025, respectively.

	Less than 12 Months		More than 12 Months		Total
March 31, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$14,306	$787	$14,306	$787
U. S. Government agencies	-	-	55,298	2,700	55,298	2,700
Municipal securities	6,419	118	17,810	1,482	24,229	1,600
Mortgage-backed securities	45,579	706	116,668	16,474	162,247	17,179
Corporate debt securities	4,097	53	19,648	352	23,745	405
Total Securities Available for Sale	$56,095	$877	$223,730	$21,795	$279,825	$22,671

	Less than 12 Months		More than 12 Months		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$14,334	$755	$14,334	$755
U. S. Government agencies	-	-	55,152	2,845	55,152	2,845
Municipal securities	-	-	18,080	1,250	18,080	1,250
Mortgage-backed securities	22,829	10	120,511	16,021	143,340	16,031
Corporate debt securities	-	-	18,679	2,172	18,679	2,172
Total Securities Available for Sale	$22,829	$10	$226,756	$23,043	$249,585	$23,053

At March 31, 2026 and December 31, 2025, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $20.3 million and $19.0 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate debt securities in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage-backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses (“ACL”) for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

The Company had securities with a collateral value of $113.1 million pledged to the Federal Reserve Discount Window as of March 31, 2026. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first three months of 2026. Additionally, the Company had securities with a market value of $9.4 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of March 31, 2026, other investments consisted of restricted stock in the Federal Reserve Bank (“FRB”) (carrying basis of $1.14 million at March 31, 2026 and December 31, 2025), Federal Home Loan Bank (“FHLB”) (carrying basis of $975 thousand and $925 thousand at March 31, 2026 and December 31, 2025, respectively), and various other investments (carrying basis of $189 thousand at March 31, 2026 and December 31, 2025). Other investments are carried at cost.

NOTE 3 LOANS

The following is a summary of the major categories of total loans outstanding at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
1-4 Family residential construction	$26,802	$31,118
Other construction, land development and land	42,005	39,187
Secured by farmland	117,937	115,000
Home equity – open end	53,550	51,393
Real estate	250,663	243,361
Home equity – closed end	7,030	5,980
Multifamily	25,276	18,854
Owner-occupied commercial real estate	89,930	96,651
Other commercial real estate	116,446	114,434
Agricultural loans	21,530	20,127
Commercial and industrial	59,833	56,885
Credit cards	3,364	3,387
Automobile loans	69,922	77,080
Other consumer loans	9,044	9,132
Municipal loans	4,137	4,219
Gross loans	897,469	886,808
Unamortized net deferred loan fees	(604)	(555)
Less allowance for credit losses	7,910	7,818
Net loans	$888,955	$878,435

The table above does not include loans held for sale of $3.7 million and $3.2 million at March 31, 2026 and December 31, 2025, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $3.9 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively. For the quarters ended March 31, 2026 and 2025, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $348.1 million and $310.7 million as of March 31, 2026, and December 31, 2025, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

NOTE 4 ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses (“ACL”) consists of the allowance for credit losses on loans and the reserve for unfunded commitments. The Company’s ACL is governed by the Company’s ACL Committee, which reports to the Board of Directors and contains representatives from the Company’s finance, credit, and risk teams, and is responsible for calculating the Company’s estimate of expected credit losses and resulting ACL. The ACL Committee considers the quantitative model results and qualitative factors when finalizing the ACL. The Company’s ACL model is subject to the Company’s model risk management program, which is overseen by the Director of Risk Management who reports to the Company’s Board Risk Committee.

The following tables detail the changes in the ACL for the three months ended March 31, 2026 and 2025 (dollars in thousands).

	For the three months ended March 31, 2026
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$193	$-	$-	$(28)	$165
Other construction, land development and land	641	-	-	81	722
Secured by farmland	1,458	-	-	7	1,465
Home equity – open end	177	-	-	7	184
Real estate	629	12	-	27	644
Home equity – closed end	64	-	-	3	67
Multifamily	656	-	-	203	859
Owner-occupied commercial real estate	691	-	-	(4)	687
Other commercial real estate	246	-	-	4	250
Agricultural loans	130	-	-	(26)	104
Commercial and industrial	995	-	90	(47)	1,038
Credit cards	90	14	10	2	88
Automobile loans	1,713	712	418	85	1,504
Other consumer loans	129	14	37	(25)	127
Municipal loans	6	-	-	-	6
Total allowance for credit losses - loans	$7,818	$752	$555	$289	$7,910
Allowance for credit losses – unfunded commitments	$764	$-	$-	$20	$784

	For the three months ended March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$(6)	$252
Other construction, land development and land	1,551	-	-	107	1,658
Secured by farmland	946	-	-	97	1,043
Home equity – open end	197	-	24	(30)	191
Real estate	606	-	1	85	692
Home equity – closed end	99	-	-	(16)	83
Multifamily	190	-	-	(158)	32
Owner-occupied commercial real estate	809	-	-	(96)	713
Other commercial real estate	105	-	-	(22)	83
Agricultural loans	27	-	-	(2)	25
Commercial and industrial	982	-	3	(159)	826
Credit cards	87	15	6	1	79
Automobile loans	1,956	397	164	171	1,894
Other consumer loans	301	1	28	(137)	191
Municipal loans	15	-	-	(15)	-
Total allowance for credit losses - loans	$8,129	$413	$226	$(180)	$7,762
Allowance for credit losses – unfunded commitments	$649	$-	$-	$76	$725

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

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of March 31, 2026 (dollars in thousands):

	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$-	$338	$-	$-	$26,464	$26,802
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	-	338	-	-	26,464	26,802
Current period gross write-offs	-	-	-	-	-	-	-	-
Other construction, land development and land
Pass	447	7,777	2,599	11,585	960	3,556	15,061	41,985
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	20	-	20
Total Other construction, land development and land	447	7,777	2,599	11,585	960	3,576	15,061	42,005
Current period gross write-offs	-	-	-	-	-	-	-	-
Secured by farmland
Pass	4,530	17,565	9,342	10,780	11,840	46,892	13,483	114,432
Watch	-	-	-	-	1,609	1,484	-	3,093
Substandard	-	-	-	-	302	110	-	412
Total Secured by farmland	4,530	17,565	9,342	10,780	13,751	48,486	13,483	117,937
Current period gross write-offs	-	-	-	-	-	-	-	-
Home equity – open end
Pass	-	-	-	-	-	294	52,548	52,842
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	110	598	708
Total Home equity - open end	-	-	-	-	-	404	53,146	53,550
Current period gross write-offs	-	-	-	-	-	-	-	-
Real estate
Pass	9,057	49,034	27,474	51,267	39,371	68,509	-	244,712
Watch	1,406	-	-	1,429	-	193	-	3,028
Substandard	-	-	-	283	80	2,560	-	2,923
Total Real estate	10,463	49,034	27,474	52,979	39,451	71,262	-	250,663
Current period gross write-offs	-	-	-	-	-	12	-	12
Home Equity – closed end
Pass	126	624	411	2,309	185	2,501	-	6,156
Watch	60	-	-	-	-	-	-	60
Substandard	-	48	-	-	-	766	-	814
Total Home Equity - closed end	186	672	411	2,309	185	3,267	-	7,030
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Multifamily
Pass	6,400	6,925	2,667	-	2,535	3,188	3,561	25,276
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	6,400	6,925	2,667	-	2,535	3,188	3,561	25,276
Current period gross write-offs	-	-	-	-	-	-	-	-
Owner-occupied commercial real estate
Pass	4,172	19,493	9,330	2,334	10,712	31,585	1,750	79,376
Watch	-	-	-	-	-	-	-	-
Substandard	-	60	1,142	-	-	9,352	-	10,554
Total Owner-occupied commercial real estate	4,172	19,553	10,472	2,334	10,712	40,937	1,750	89,930
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	3,546	15,010	368	6,802	36,782	42,458	2,676	107,642
Watch	-	-	-	-	-	953	-	953
Substandard	-	-	7,768	-	-	83	-	7,851
Total Other commercial real estate	3,546	15,010	8,136	6,802	36,782	43,494	2,676	116,446
Current period gross write-offs	-	-	-	-	-	-	-	-
Agricultural loans
Pass	1,592	4,857	1,733	1,232	806	112	11,088	21,420
Watch	-	-	-	-	9	16	-	25
Substandard	-	-	-	85	-	-	-	85
Total Agricultural loans	1,592	4,857	1,733	1,317	815	128	11,088	21,530
Current period gross write-offs	-	-	-	-	-	-	-	-
Commercial and industrial
Pass	2,265	17,429	6,358	2,380	4,216	2,252	24,452	59,352
Watch	-	-	-	-	38	-	-	38
Substandard	-	33	-	293	17	-	100	443
Total Commercial and industrial	2,265	17,462	6,358	2,673	4,271	2,252	24,552	59,833
Current period gross write-offs	-	-	-	-	-	-	-	-
Credit Cards
Pass	-	-	-	-	-	-	3,364	3,364
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,364	3,364
Current period gross write-offs	-	-	-	-	-	-	14	14
Automobile loans
Pass	3,238	14,720	15,109	20,377	12,085	3,826	-	69,355
Watch	-	-	-	-	-	-	-	-
Substandard	15	15	174	45	214	104	-	567
Total Automobile loans	3,253	14,735	15,283	20,422	12,299	3,930	-	69,922
Current period gross write-offs	-	102	276	256	50	28	-	712
Other consumer loans
Pass	1,451	3,001	1,905	1,360	873	389	37	9,016
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	17	9	2	-	28
Total Other consumer loans	1,451	3,001	1,905	1,377	882	391	37	9,044
Current period gross write-offs	-	3	-	1	3	7	-	14
Municipal loans
Pass	-	-	-	-	-	4,137	-	4,137
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	-	4,137	-	4,137
Current period gross write-offs	-	-	-	-	-	-	-	-
Total loans	$38,305	$156,591	$86,380	$112,916	$122,643	$225,452	$155,182	$897,469
Less: Unamortized net deferred loan fees								(604)
Loans held for investment								$896,865
Current period gross write-offs	$-	$105	$276	$257	$53	$47	$14	$752

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$338	$-	$-	$116	$30,664	$31,118
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	338	-	-	116	30,664	31,118
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	5,691	2,701	11,877	969	427	3,252	14,195	39,112
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	75	75
Total Other construction, land development and land	5,691	2,701	11,877	969	427	3,252	14,270	39,187
Current period gross write-offs	-	-	-	-	-	23	-	23

Secured by farmland
Pass	17,063	9,423	10,887	12,838	13,122	34,648	13,470	111,450
Watch	-	-	-	1,609	1,507	-	-	3,116
Substandard	-	-	-	319	-	-	114	434
Total Secured by farmland	17,063	9,423	10,887	14,766	14,629	34,648	13,584	115,000
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	122	50,587	50,709
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	684	684
Total Home equity - open end	-	-	-	-	-	122	51,271	51,393
Current period gross write-offs	-	-	-	-	27	-	-	27
Real estate
Pass	43,676	26,645	53,562	40,299	11,899	59,454	1,040	236,575
Watch	-	1,416	1,436	-	-	211	-	3,063
Substandard	-	-	289	81	655	2,698	-	3,723
Total Real estate	43,676	28,061	55,287	40,380	12,554	62,363	1,040	243,361
Current period gross write-offs	-	-	-	-	5	-	-	5

Home Equity – closed end
Pass	635	422	2,339	192	57	2,281	-	5,926
Watch	-	-	-	-	-	-	-	-
Substandard	54	-	-	-	-	-	-	54
Total Home Equity - closed end	689	422	2,339	192	57	2,281	-	5,980
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Current period gross write-offs	-	-	-	-	-	-	-	-

Owner-occupied commercial real estate
Pass	20,096	9,403	2,354	16,357	14,163	18,587	4,929	85,889
Watch	-	-	-	-	-	-	-	-
Substandard	62	1,148	-	-	-	9,503	49	10,762
Total Owner-occupied commercial real estate	20,158	10,551	2,354	16,357	14,163	28,090	4,978	96,651
Current period gross write-offs	-	-	-	-	-	301	-	301
Other commercial real estate
Pass	14,989	372	6,853	36,997	11,075	32,759	2,533	105,578
Watch	-	-	-	-	-	966	-	966
Substandard	-	7,806	-	-	-	84	-	7,890
Total Other commercial real estate	14,989	8,178	6,853	36,997	11,075	33,809	2,533	114,434
Current period gross write-offs	-	-	-	-	-	-	-	-
Agricultural loans
Pass	5,387	1,910	1,364	973	151	53	10,092	19,930
Watch	-	-	-	9	-	16	-	25
Substandard	-	-	112	-	-	-	60	172
Total Agricultural loans	5,387	1,910	1,476	982	151	69	10,152	20,127
Current period gross write-offs	-	-	-	171	-	-	-	171

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Commercial and industrial
Pass	18,025	6,615	2,710	4,675	2,359	251	20,980	55,615
Watch	-	-	-	43	-	-	150	193
Substandard	35	-	317	17	-	-	708	1,077
Total Commercial and industrial	18,060	6,615	3,027	4,735	2,359	251	21,838	56,885
Current period gross write-offs	-	408	-	75	-	-	-	483

Credit Cards
Pass	-	-	-	-	-	-	3,387	3,387
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,387	3,387
Current period gross write-offs	-	-	-	-	-	-	57	57

Automobile loans
Pass	16,255	17,479	23,351	14,122	4,512	868	-	76,587
Watch	-	-	-	-	-	-	-	-
Substandard	14	140	21	207	76	35	-	493
Total Automobile loans	16,269	17,619	23,372	14,329	4,588	903	-	77,080
Current period gross write-offs	97	904	1,082	644	186	109	-	3,022

Other consumer loans
Pass	3,215	2,166	1,669	1,128	268	336	307	9,089
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	19	14	8	2	-	43
Total Other consumer loans	3,215	2,166	1,688	1,142	276	338	307	9,132
Current period gross write-offs	9	34	38	58	5	2	-	146
Municipal loans
Pass	-	-	-	-	500	3,719	-	4,219
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	500	3,719	-	4,219
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$152,248	$90,326	$119,498	$133,405	$62,020	$172,223	$157,088	$886,808
Less: Unamortized net deferred loan fees								(555)
Loans held for investment								$886,253

Current period gross write-offs	$106	$1,346	$1,120	$948	$223	$435	$57	$4,235

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans As of March 31, 2026
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$26,802	$26,802
Other construction, land development and land	-	156	-	20	41,829	42,005
Secured by farmland	-	-	-	412	117,525	117,937
Home equity – open end	98	119	-	484	52,849	53,550
Real estate	2,037	677	-	1,682	246,267	250,663
Home equity – closed end	64	-	-	766	6,200	7,030
Multifamily	-	-	-	-	25,276	25,276
Owner-occupied commercial real estate	1,142	-	-	891	87,897	89,930
Other commercial real estate	-	-	-	-	116,446	116,446
Agricultural loans	-	-	-	85	21,445	21,530
Commercial and industrial	69	-	-	30	59,734	59,833
Credit cards	22	10	5	-	3,327	3,364
Automobile loans	1,058	259	-	446	68,159	69,922
Other consumer loans	110	14	-	28	8,892	9,044
Municipal loans	-	-	-	-	4,137	4,137
Gross loans	4,600	1,235	5	4,844	886,785	897,469
Less: Unamortized net deferred loan fees	-	-	-	-	(604)	(604)
Loans held for investment	$4,600	$1,235	$5	$4,844	$886,181	$896,865

Age Analysis of Past Due Loans As of December 31, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$31,118	$31,118
Other construction, land development and land	601	-	-	-	38,586	39,187
Secured by farmland	-	-	-	434	114,566	115,000
Home equity – open end	267	61	-	462	50,603	51,393
Real estate	2,545	902	-	2,308	237,606	243,361
Home equity – closed end	83	-	-	-	5,897	5,980
Multifamily	-	-	-	-	18,854	18,854
Owner-occupied commercial real estate	538	1,148	-	2,201	92,764	96,651
Other commercial real estate	-	-	-	-	114,434	114,434
Agricultural loans	121	-	-	172	19,834	20,127
Commercial and industrial	223	311	-	29	56,322	56,885
Credit cards	37	12	5	-	3,333	3,387
Automobile loans	1,832	390	2	389	74,467	77,080
Other consumer loans	93	16	-	42	8,981	9,132
Municipal loans	-	-	-	-	4,219	4,219
Gross loans	6,340	2,840	7	6,037	871,584	886,808
Less: Unamortized net deferred loan fees	-	-	-	-	(555)	(555)
Loans held for investment	$6,340	$2,840	$7	$6,037	$871,029	$886,253

There were $4.8 million and $6.0 million in nonaccrual loans at March 31, 2026 and December 31, 2025, respectively.  There was no income recognized on nonaccrual loans during the three months ended March 31, 2026 and 2025.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	March 31, 2026			December 31, 2025
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
Other construction, land development and land	$20	$-	$20	$-	$-	$-
Secured by farmland	-	412	412	-	434	434
Home equity – open end	484	-	484	462	-	462
Real estate	1,582	100	1,682	2,206	102	2,308
Home Equity – closed end	766	-	766	-	-	-
Owner-occupied commercial real estate	891	-	891	2,201	-	2,201
Agricultural loans	-	85	85	60	112	172
Commercial and industrial	30	-	30	29	-	29
Automobile loans	446	-	446	389	-	389
Other consumer loans	28	-	28	42	-	42
Total loans	$4,247	$597	$4,844	$5,389	$648	$6,037

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

The following table presents the total recorded investment in collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans and Leases
	March 31,	December 31,
	2026	2025
Secured by farmland	$412	$434
Home equity – open end	110	175
Real estate	866	868
Owner-occupied commercial real estate	891	2,201
Agricultural loans	85	112
Total loans	$2,364	$3,790

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

Term Extensions as of March 31, 2026
	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Automobile loans	$1	0.00%	Added a weighted-average of 6.2 months to the life of the loans.
Total Term Extensions	$1

There were no loans modified for borrowers experiencing financial difficulty in the three months ended March 31, 2025.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	March 31, 2026
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$48	$-	$-	$-	$48
Owner occupied commercial real estate	5,336	-	-	891	6,227
Automobile loans	19	-	-	19	38
Total modified loans	$5,403	$-	$-	$910	$6,313

	December 31, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Home equity – closed end	$-	$-	$-	$1	$1
Real estate	-	54	-	-	54
Owner occupied commercial real estate	5,360	-	-	891	6,251
Automobile loans	19	8	-	23	50
Total modified loans	$5,379	$62	$-	$915	$6,356

At March 31, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs modified in the preceding twelve months and had a payment default during the periods stated (dollars in thousands).

	For the three months ended March 31,
	2026			2025
	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and deferral
Real estate	-	$-		1	$6	<0.01%
Automobile loans	-	-		2	14	0.03%
Total term extension and deferral	-	$-		3	$20

Other than temporary payment delay
Owner occupied commercial real estate	-	$-		1	$1,205	1.47%
Total other than temporary payment delay	-	$-		1	$1,205

Total	-	$-		4	$1,225

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

The following tables present information about the Company’s leases (dollars in thousands):

March 31, 2026
Lease Liabilities (included in other liabilities)	$1,099
Right-of-use assets (included in other assets)	$1,063
Weighted average remaining lease term	8.24 years
Weighted average discount rate	3.93%

	For the Three Months Ended March 31,
Lease cost	2026	2025
Operating lease cost	$28	$30
Total lease cost	$28	$30

Cash paid for amounts included in the measurement of lease liabilities	$36	$34

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of March 31, 2026
Nine months ending December 31, 2026	$107
Twelve months ending December 31, 2027	153
Twelve months ending December 31, 2028	157
Twelve months ending December 31, 2029	161
Twelve months ending December 31, 2030	166
Thereafter	554
Total undiscounted cash flows	$1,298
Discount	(199)
Lease liabilities	$1,099

NOTE 6 REGULATORY CAPITAL MATTERS

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of March 31, 2026, the Bank met all capital adequacy requirements to which it was subject.

“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If “adequately capitalized”, regulatory approval is required to accept brokered deposits. If “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2026, and December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$132,729	14.10%	$75,283	8.00%	$94,104	10.00%
Tier 1 risk-based ratio	124,033	13.18%	56,462	6.00%	75,283	8.00%
Common equity tier 1	124,033	13.18%	42,347	4.50%	61,167	6.50%
Tier 1 leverage ratio	124,033	8.84%	56,153	4.00%	70,192	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$130,263	14.04%	$74,241	8.00%	$92,801	10.00%
Tier 1 risk-based ratio	121,679	13.11%	55,680	6.00%	74,241	8.00%
Common equity tier 1	121,679	13.11%	41,760	4.50%	60,321	6.50%
Tier 1 leverage ratio	121,679	8.73%	55,752	4.00%	69,690	5.00%

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

Fair Value – Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities - When quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discount cash flow methods. Level 2 securities included U.S. agency securities, mortgage-backed agency securities, obligations of state and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Changes in securities classified as Level 3 as of March 31, 2026 related to changes in the market values from December 31, 2025.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated (dollars in thousands):

March 31, 2026	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$14,306	$-	$14,306	$-
U.S. Government agencies	55,298	-	55,298	-
Municipal securities	25,466	-	25,466	-
Mortgage-backed securities	230,186	-	230,186	-
Corporate debt securities	25,250	-	4,957	20,293
Total securities available for sale	$350,506	$-	$330,213	$20,293
Other assets:
Loans held for sale	$3,693	$-	$3,693	$-
Forward sales commitments	117	-	117	-
Total other assets	3,810	-	$3,810	$-
Assets at Fair Value	$354,316	$-	$334,023	$20,293

December 31, 2025	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$14,334	$-	$14,334	$-
U.S. Government agencies	55,152	-	55,152	-
Municipal securities	25,958	-	25,958	-
Mortgage-backed securities	226,311	-	226,311	-
Corporate debt securities	23,584	-	4,549	19,035
Total securities available for sale	$345,339	$-	$326,304	$19,035
Other assets:
Loans held for sale	$3,191	$-	$3,191	$-
IRLC	37	-	37	-
Forward sales commitments	20	-	20	-
Total other assets	3,248	-	$3,248	$-
Assets at Fair Value	$348,587	$-	$329,552	$19,035

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated (dollars in thousands).

	March 31, 2026
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$2,203	$-	$-	$2,203

	December 31, 2025
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans	$3,578	$-	$-	$3,578

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated (dollars in thousands).

	Fair Value at March 31, 2026	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans	$2,203	Discounted appraised value	Discount for selling costs and marketability	11.13-100%

	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans	$3,578	Discounted appraised value	Discount for selling costs and marketability	36.17-100%

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

The carrying value of BOLI reasonably approximates fair value, as these policies are reported at their cash surrender value, which is estimated based on information provided by insurance carriers (Level 2).

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

	March 31, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$85,894	$85,894	$-	$-	$85,894
Securities	350,506	-	330,213	20,293	350,506
Other investments	2,304	-	-	2,304	2,304
Loans held for sale	3,693	-	3,693	-	3,693
Loans held for investment, net	888,955	-	-	884,676	884,676
Interest receivable	5,210	-	5,210	-	5,210
Bank owned life insurance	24,600	-	24,600	-	24,600
IRLC	-	-	-	-	-
Forward sales commitments	117	-	117	-	117
Financial Liabilities
Noninterest-bearing demand deposits	$290,343	$290,343	$-	$-	$290,343
Interest checking deposits	157,491	-	157,491	-	157,491
Savings deposits	627,300	-	627,300	-	627,300
Time deposits	199,930	-	199,200	-	199,200
Long-term debt	9,921	-	-	9,988	9,988
Interest payable	1,361	-	1,361	-	1,361

	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$68,853	$68,853	$-	$-	$68,853
Securities	345,339	-	326,304	19,035	345,339
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	3,191	-	3,191	-	3,191
Loans held for investment, net	878,435	-	-	871,151	871,151
Interest receivable	5,118	-	5,118	-	5,118
Bank owned life insurance	24,395	-	24,395	-	24,395
IRLC	37	-	37	-	37
Forward sales commitments	20	-	20	-	20
Financial Liabilities
Noninterest-bearing demand deposits	$279,398	$279,398	$-	$-	$279,398
Interest checking deposits	148,624	-	148,624	-	148,624
Savings deposits	591,777	-	591,777	-	591,777
Time deposits	225,413	-	225,156	-	225,156
Long-term debt	9,917	-	-	10,085	10,085
Interest payable	1,361	-	1,361	-	1,361

NOTE 8 SUBSEQUENT EVENTS

On April 30, 2026, the Company sold its investment in Richmond-based Bearing Insurance (“Bearing”), in which the Company held an investment of four (4) units collectively valued at $223,922 at March 31, 2026. The sale, which was finalized on April 30, 2026, after receiving member approval and all other necessary approvals, called for each unit to be valued at $1,265,073, resulting in proceeds to the Company of $5.1 million.  As a result, the Company recorded a one-time, pre-tax gain of $4.8 million, resulting in an after tax gain of $3.8 million.  The investment in Bearing was included in Other Assets on the balance sheet as of March 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary and VST.

The Company, through its subsidiary Bank, operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the FRB. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, and Augusta, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at fourteen branch offices and a dealer finance division loan production office. The Company offers insurance, mortgage lending, and title insurance through the Bank and VST. The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester.

Management’s discussion and analysis is presented to assist the reader in understanding and evaluating the financial condition and results of operations of the Company. The analysis focuses on the consolidated financial statements, footnotes, and other financial data presented. The discussion highlights material changes from prior reporting periods and any identifiable trends which may affect the Company. Amounts have been rounded for presentation purposes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Item 1, Part 1 of this Form 10-Q and in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of March 31, 2026 were unchanged from the policies disclosed in the 2025 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Overview

Net income for the first quarter of 2026 was $3.2 million, or $0.91 per share, compared to $2.5 million, or $0.70 per share, for the first quarter of 2025—an increase of $769,000, or $0.21 per share. Return on average assets was 0.94% and return on average equity was 12.18% for the three months ended March 31, 2026, both improving from the prior-year period.  The increase in net income was primarily the result of loan and investment securities growth, which contributed to a $1.2 million increase in interest income, along with a $756,000 decrease in interest expense. Net interest income increased to $11.4 million at March 31, 2026 from $9.4 million at March 31, 2025.

Net Interest Income and Net Interest Margin

Net interest income for first quarter 2026 was $11.4 million, an increase of $2.0 million over first quarter 2025. Interest income for first quarter 2026 increased $1.2 million due to loan and investment securities growth, while interest expense decreased $756,000 driven by a shift from higher-cost time deposits to lower-cost interest checking and money market accounts. Net interest margin for the quarter ended March 31, 2026 was 3.56%, up 41 basis points from the quarter ended March 31, 2025. The earning asset yield increased 1 basis point to 5.44% from 5.43%. Cost of interest-bearing liabilities decreased by 45 basis points to 2.49%. Interest expense on deposits decreased $830,000 due to a shift in the average balance of time deposits to lower-cost interest checking and money market accounts; however, interest expense on debt increased $74,000 due to higher interest rates on long-term debt and an increase of $2.9 million in average balances.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months ended March 31,
	2026			2025
	Balance[4]	Interest	Rate[1]	Balance[4]	Interest	Rate[1]
ASSETS
Loans held for investment[2,3]	$886,662	$14,243	6.51%	$831,168	$13,465	6.57%
Loans held for sale	1,775	25	5.71%	1,425	24	6.83%
Federal funds sold	62,929	564	3.63%	60,159	652	4.40%
Interest bearing deposits in banks and other investments	3,282	23	2.84%	3,176	30	3.83%

Investment securities[4]
Taxable	332,060	2,530	3.09%	302,917	1,988	2.66%
Tax exempt	16,424	108	2.67%	16,145	105	2.64%
Total investment securities	348,484	2,638	3.07%	319,062	2,093	2.66%

Total earning assets	1,303,132	17,493	5.44%	1,214,990	16,264	5.43%

Allowance for credit losses	(7,795)			(8,004)
Nonearning assets	92,966			99,270
Total assets	$1,388,303			$1,306,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$151,966	$572	1.53%	$137,616	$580	1.71%
Savings	607,699	3,579	2.39%	517,628	3,380	2.65%
Time deposits	217,709	1,720	3.20%	279,585	2,740	3.97%
Total interest-bearing deposits	977,374	5,871	2.44%	934,829	6,700	2.91%

Short‑term debt	-	-	-	-	3	-
Long-term debt	9,919	193	7.89%	6,980	117	6.80%
Total interest-bearing liabilities	987,293	6,064	2.49%	941,809	6,820	2.94%

Noninterest bearing deposits	277,670			262,708
Other liabilities	15,950			13,654
Total liabilities	1,280,913			1,218,171
Shareholders’ equity	107,390			88,085
Total liabilities and shareholders’ equity	$1,388,303			$1,306,256

Net interest earnings		$11,429			$9,444

Net yield on interest earning assets (NIM)			3.56%			3.15%

_______________________________________

1     Annualized.

2     Interest income on loans includes loan fees.

3     Loans held for investment include nonaccrual loans.

4     Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Provision for Credit Losses

During first quarter 2026, the Bank recorded a provision for credit losses of $309,000, compared to a recovery of provision for credit losses of $104,000 in first quarter 2025. The current quarter increase in provision was the result of a $10.6 million increase in total loans held for investment during the first quarter of 2026, compared to a decline of $12.9 million in the first three months of 2025. The provision also included a provision of $20,000 in the reserve for unfunded commitments that resulted from an increase in outstanding loan commitments. At March 31, 2026, the ACL totaled $7.9 million or 0.88% of gross loans outstanding.

Non-interest income

Non-interest income totaled $2.9 million for first quarter 2026, an increase of $50,000, compared to first quarter 2025. The increase was primarily driven by higher title insurance income and increased service charges on deposit accounts, partially offset by lower mortgage banking income. Non-interest income to average assets decreased to 0.85% at March 31, 2026 compared to 0.88% at March 31, 2025.

Non-interest Expense

Non-interest expenses totaled $10.3 million for first quarter 2026, compared to $9.5 million for the first quarter 2025, an increase of $789,000. The increase was primarily attributable to increased compensation and legal and professional fees, partially offset by a reduction in FDIC insurance expense. Salaries increased $174,000, largely due to the increase in the number of full-time equivalent employees and an increase in bonus accruals. Employee benefits increased $401,000 due to increases in payroll expenses, group insurance, and retirement contributions. Legal and professional fees increased $274,000 due to interim accounting assistance and other consulting fees.  Non-interest expense to average assets increased from 2.96% at March 31, 2025 to 3.01% at March 31, 2026.

Balance Sheet Review

Overview

On March 31, 2026, assets totaled $1.4 billion, an increase of $35.2 million since December 31, 2025. Cash and cash equivalents increased $17.0 million to $85.9 million, primarily due to an increase in Federal funds sold during the quarter.  Total loans increased by $10.6 million to $896.9 million, including increases of $8.4 million in residential mortgage loans, $6.4 million in multifamily residential loans, $2.9 million in commercial and industrial loans, $2.9 million in loans secured by farmland, and $2.8 million in other construction and land development loans. These increases were partially offset by declines of $6.7 million in owner‑occupied commercial real estate loans, $4.3 million in residential construction loans, and $7.2 million in automobile loans. Investment securities increased by $5.2 million due to purchases of $14.9 million, partially offset by $8.9 million in paydowns of U.S. agency mortgage‑backed securities. Total deposits grew by $29.9 million to $1.3 billion, with noninterest bearing deposits increasing by $10.9 million and interest-bearing deposits increasing by $18.9 million. Long-term debt remained consistent at $9.9 million. Total shareholders’ equity rose by $1.8 million to $106.6 million.

Securities Available for Sale (“AFS”)

The Company’s available-for-sale (AFS) securities portfolio is reported at fair value, based on market prices of comparable instruments. This portfolio mainly includes U.S. Treasury securities, U.S. agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. As of March 31, 2026, the total AFS securities were $350.5 million, up from $345.3 million on December 31, 2025.

This represents an increase of $5.2 million, or 1.5%. The average balance of the AFS securities portfolio during the first three months of 2026 was $348.5 million, compared to $319.1 million during the same period in 2025. The average AFS securities portfolio accounted for 26.7% and 26.3% of average earning assets for the three months ended March 31, 2026, and 2025, respectively. The increase in AFS securities is primarily due to purchases of $14.9 million, partially offset by $8.9 million in paydowns of U.S. agency mortgage-backed securities in the bond portfolio. Net unrealized losses related to the fair value of AFS securities were $21.8 million as of March 31, 2026, compared to $21.0 million as of December 31, 2025. This unrealized loss is attributed to rising market interest rates rather than credit quality. During the period, $8.9 million in mortgage-backed securities were paid down, all of which was reinvested in higher-yielding bonds. Scheduled maturities and paydowns are expected to total $54.4 million in the remaining nine months of 2026. The portfolio’s weighted average life is 4.46 years, with a modified duration of 3.57 years.

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

Loans Held for Investment totaled $896.9 million at March 31, 2026 and increased $10.6 million from $886.3 million at December 31, 2025. As a percentage of average earning assets, average loans were 63.9% for the three months ended March 31, 2026, compared with 68.4% for the three months ended March 31, 2025.

Loans Held for Sale totaled $3.7 million as of March 31, 2026, an increase of $502,000 from $3.2 million on December 31, 2025. This category consists of mortgage loans, which are affected by interest rate changes, seasonal trends, and refinancing activity. All mortgage loans held for sale have been pre-committed to investors, effectively minimizing interest rate risk.

The Company’s loans held for investment portfolio is well-diversified, with first-lien, amortizing residential mortgage loans as the largest segment, representing 27.93% of total loans. Commercial real estate loans, including both owner-occupied and non-owner-occupied properties, comprise $206.4 million, or 23.00% of the portfolio. Loans secured by farmland totaled $117.9 million, or 13.14% of the portfolio.  Automobile loans, originated through the Company’s dealer finance division, total $69.9 million, accounting for 7.79% of the portfolio. Following is a breakdown of the loan portfolio composition as of March 31, 2026, and December 31, 2025 (dollars in thousands):

	March 31, 2026		December 31, 2025
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$26,802	2.99%	$31,118	3.51%
Other construction, land development and land	42,005	4.68%	39,187	4.42%
Secured by farmland	117,937	13.14%	115,000	12.97%
Home equity – open end	53,550	5.97%	51,393	5.80%
Real estate	250,663	27.93%	243,361	27.44%
Home Equity – closed end	7,030	0.78%	5,980	0.67%
Multifamily	25,276	2.82%	18,854	2.13%
Owner-occupied commercial real estate	89,930	10.02%	96,651	10.90%
Other commercial real estate	116,446	12.97%	114,434	12.90%
Agricultural loans	21,530	2.40%	20,127	2.27%
Commercial and industrial	59,833	6.67%	56,885	6.41%
Credit Cards	3,364	0.37%	3,387	0.38%
Automobile loans	69,922	7.79%	77,080	8.69%
Other consumer loans	9,044	1.01%	9,132	1.03%
Municipal loans	4,137	0.46%	4,219	0.48%
Gross loans	$897,469	100.00%	$886,808	100.00%
Unamortized deferred net loan fees	(604)		(555)
Loans held for investment, net of deferred loan fees	$896,865		$886,253

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

The current quarter provision for credit losses of $309,000 was a combination of $289,000 provision for the allowance for loan credit losses, plus $20,000 provision for the allowance for unfunded commitments. The current quarter provision of $289,000 was driven by net loan charge-offs of $198,000 and a $10.6 million increase in loan balances.

As of March 31, 2026, year-to-date net charge-offs totaled $198,000, up from $187,000 during the same period ended March 31, 2025. Gross loans increased by $10.6 million in the first quarter of 2026 and loans individually analyzed decreased $1.4 million. As of March 31, 2026, the ACL was $7.9 million, or 0.88% of loans held for investment, compared to $7.8 million, or 0.88% of loans held for investment, as of December 31, 2025.  The allowance for credit losses as a percentage of loans remained stable during the quarter, reflecting loan growth in line with existing portfolio risk characteristics and strong recovery performance.

The reserve for unfunded commitments increased from $764,000 at December 31, 2025, to $786,000 at March 31, 2026 due to increases in loan commitments of $9.2 million in construction loans, $1.7 million in home equity loans, and $1.5 million in nonowner-occupied commercial real estate, partially offset by a decrease of $11.7 million in commercial and industrial loans.

Asset Quality

Management classifies nonperforming loans as nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. The Company’s nonaccrual loans decreased $1.2 million from December 31, 2025, primarily due to the payoff of three owner-occupied commercial real estate loans and one home equity loan related to one customer relationship ($325,000) and one owner-occupied commercial real estate loan ($1.0 million) becoming current during the quarter. For more details on nonperforming loans by segment, see Note 3 Loans in Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s non-performing assets as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Nonaccrual loans	$4,844	$6,037
Loans past due 90 days and accruing interest	5	7
Total nonperforming loans	4,849	6,044

Other real estate owned	-	-
Total nonperforming assets	$4,849	$6,044

Allowance for credit losses	$7,910	$7,818

Total Loans	$896,865	$886,253

Ratios:
Allowance for credit losses to Total Loans	0.88%	0.88%
Allowance for credit losses to Total nonperforming assets	163.13%	129.35%
Allowance for credit losses to Nonaccrual loans	163.29%	129.50%
Nonaccrual Loans to Total Loans	0.54%	0.68%

Deposits and Other Borrowings

The Company's main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company's service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.28 billion and $1.25 billion at March 31, 2026 and December 31, 2025, respectively.  Noninterest bearing deposits increased $10.9 million and interest bearing deposits increased $18.9 million.

The following table shows the balance of each category of deposits as of the dates indicated (dollars in thousands).

	March 31, 2026		December 31, 2025
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$290,343	22.8%	$279,398	22.4%
Interest checking	157,491	12.3%	148,624	11.9%
Savings accounts	627,300	49.2%	591,777	47.5%
Time deposits	199,930	15.7%	225,413	18.1%
Total deposits	$1,275,064		$1,245,212

Estimated uninsured deposits totaled approximately $177.7 million and $167.4 million at March 31, 2026, and December 31, 2025, respectively.

The following table shows the average balances of deposits and average interest rates paid as of March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026		December 31, 2025
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand	$277,670	-	$273,497	-
Interest-bearing:
Interest checking	151,966	1.53%	137,352	1.65%
Savings accounts	607,699	2.39%	554,377	2.65%
Time deposits	217,709	3.20%	245,951	3.52%
Total interest-bearing deposits	977,374	2.44%	937,680	2.73%
Total average deposits	$1,255,044	1.90%	$1,211,177	2.12%

The following table sets forth maturity ranges of time deposits, as of March 31, 2026, that meet or exceed the FDIC insurance limit (in thousands).

Maturity period:	March 31, 2026
3 months or less	$11,489
Over 3 months through 6 months	3,588
Over 6 months through 12 months	21,071
Over 12 months	1,059
Total	$37,207

Long-term borrowings

Long-term debt remained stable at $9.9 million from December 31, 2025 to March 31, 2026 and consisted of $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035.  The Notes will initially bear interest at 7.55% per annum from and including November 1, 2025 to, but excluding, November 1, 2030, payable semi-annually in arrears on May 1 and November 1 or each year, commencing on May 1, 2026. From and including November 1, 2030 to but excluding November 1, 2035, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (SOFR) plus 424.5 basis points, payable quarterly in arrears. Beginning on November 1, 2030 through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The Notes will mature on November 1, 2035.

Shareholders’ Equity

Total Shareholders’ equity at March 31, 2026, was $106.6 million, compared to $104.8 million at December 31, 2025. Shareholders’ equity increased $1.8 million due to net income of $3.2 million, offset by other comprehensive loss of $585,000 and dividends to shareholders of $925,000. Other comprehensive loss was the result of a decrease in the unrealized gains on securities available for sale.

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

As of March 31, 2026, liquid assets totaled $121.5 million, or 8.6% of total assets, and liquid earning assets totaled $103.1 million, or 7.8% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $54.4 million from bond paydowns and maturities by the end of 2026 which can be used to fund future loan growth and for other purposes.

At March 31, 2026 the Bank pledged investment securities with a collateral value totaling $113.1 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first three months of 2026. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million, and a secured line of credit with the FHLB with $201.4 million in available credit at March 31, 2026. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Uninsured deposits at March 31, 2026 were $177.7 million or 14% to total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with liquid assets and FHLB borrowing capacity.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

	As of March 31, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percent Change in Earnings	Percent Change in Earnings
+ 400 basis points	-3.87%	-9.31%
+ 300 basis points	-2.80%	-6.75%
+ 200 basis points	-1.82%	-4.45%
+ 100 basis points	-0.86%	-2.18%
- 100 basis points	0.18%	1.78%
- 200 basis points	-0.18%	2.95%
- 300 basis points	-1.27%	3.21%
- 400 basis points	-0.62%	3.85%

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

The following table reflects the change in net economic value over different rate environments:

	As of March 31, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
+ 400 basis points	-16.20%	-22.76%
+ 300 basis points	-12.39%	-17.78%
+ 200 basis points	-8.35%	-12.52%
+ 100 basis points	-4.36%	-7.34%
- 100 basis points	2.09%	2.83%
- 200 basis points	0.45%	2.38%
- 300 basis points	-4.41%	-1.22%
- 400 basis points	-9.17%	-2.89%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At March 31, 2026, the Company had $88.9 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101

The following materials from F&M Bank Corp. s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

104	The cover page from F&M Bank Corp. s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101).

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

May 13, 2026

