Form 10-Q
period 2026-06-30
F&M BANK CORP
filed 2026-08-13
CIK 740806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑Q

☒	Quarterly report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2026
Common Stock, par value ‑ $5 per share	3,586,733 shares

F & M BANK CORP.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2026

Part I Financial Information

Item 1 Financial Statements

F & M BANK CORP.

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,	December 31,
	2026	2025*
	(Unaudited)
Assets
Cash and due from banks	$20,985	$19,311
Money market funds and interest-bearing deposits in other banks	1,395	1,013
Federal funds sold	38,374	48,529
Cash and cash equivalents	60,754	68,853

Securities:
Available for sale, at fair value	337,468	345,339
Other investments, at cost	2,364	2,254

Loans held for sale, at fair value	2,647	3,191

Loans held for investment, net of deferred fees and costs	925,267	886,253
Less: allowance for credit losses	(8,085)	(7,818)
Net loans held for investment	917,182	878,435

Bank premises and equipment, net	21,851	21,629
Interest receivable	5,497	5,118
Goodwill	3,082	3,082
Bank owned life insurance	24,810	24,395
Deferred tax asset, net	6,642	6,979
Other assets	14,837	13,661
Total Assets	$1,397,134	$1,372,936

Liabilities
Deposits:
Noninterest bearing	$294,083	$279,398
Interest bearing	963,367	965,814
Total deposits	1,257,450	1,245,212

Long-term debt	9,926	9,917
Other liabilities	17,650	13,840
Total Liabilities	1,285,026	1,268,969

Commitments and contingencies

Shareholders’ Equity
Common stock, $5 par value, 6,000,000 shares authorized, 3,551,661 (2026) and 3,525,884 (2025) shares issued and outstanding	17,563	17,444
Common stock held by deferred compensation trust, at par, 34,970 (2026) and 31,176 (2025) shares	(175)	(156)
Additional paid in capital	11,942	11,743
Additional paid in capital attributed to deferred compensation trust	(762)	(665)
Retained earnings	98,876	92,205
Accumulated other comprehensive loss	(15,336)	(16,604)
Total Shareholders’ Equity	112,108	103,967
Total Liabilities and Shareholders’ Equity	$1,397,134	$1,372,936

*2025 derived from audited consolidated financial statements.

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
Interest and Dividend income	2026	2025
Interest and fees on loans held for investment	$14,860	$13,961
Interest and fees on loans held for sale	53	30
Interest from federal funds sold	360	385
Interest and dividends on interest bearing deposits and other investments	70	58
Interest from debt securities	2,760	2,378
Total interest and dividend income	18,103	16,812

Interest expense
Total interest on deposits	5,573	6,168
Interest on short-term debt	-	1
Interest on long-term debt	197	116
Total interest expense	5,770	6,285

Net interest income	12,333	10,527

Provision for credit losses - loans	306	1,082
(Recovery of) provision for credit losses – unfunded commitments	(37)	105
Total Provision for Credit Losses	269	1,187

Net Interest Income After Provision for Credit Losses	12,064	9,340

Noninterest income
Service charges on deposit accounts	372	307
Wealth management income	536	560
Mortgage banking income	639	358
Title insurance income	662	584
Income on bank owned life insurance	218	215
Low income housing partnership amortization	(175)	(196)
ATM and check card fees	904	875
Gain on sale of Bearing Insurance investment	4,836	-
Losses on sale of securities	(3,462)	-
Other operating income	324	89
Total noninterest income	4,854	2,792

Noninterest expense
Salaries	4,337	3,704
Employee benefits	1,483	923
Occupancy expense	384	387
Equipment expense	259	298
FDIC assessment	204	246
Legal and professional expense	686	527
ATM and check card fees	387	229
Data processing fees	927	945
Other operating expenses	1,780	1,453
Total noninterest expense	10,447	8,712
Income before income taxes	6,471	3,420
Income tax expense	1,102	455
Net Income	$5,369	$2,965
Per Common Share Data
Net income (basic)	$1.52	$0.84
Net income (diluted)	1.50	0.83
Cash dividends on common stock	0.26	0.26
Weighted average common shares outstanding (basic)	3,550,516	3,540,114
Weighted average common shares outstanding (diluted)	3,584,485	3,564,133

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

(Unaudited)

	Six Months Ended June 30,
Interest and Dividend income	2026	2025
Interest and fees on loans held for investment	$29,103	$27,426
Interest and fees on loans held for sale	78	55
Interest from federal funds sold	924	1,037
Interest and dividends on interest bearing deposits and other investments	94	88
Interest from debt securities	5,397	4,471
Total interest and dividend income	35,596	33,077

Interest expense
Total interest on deposits	11,445	12,869
Interest on short-term debt	-	4
Interest on long-term debt	390	231
Total interest expense	11,835	13,104

Net interest income	23,761	19,973

Provision for credit losses - loans	595	902
(Recovery of) provision for credit losses – unfunded commitments	(17)	181
Total Provision for Credit Losses	578	1,083

Net Interest Income After Provision for Credit Losses	23,183	18,890

Noninterest income
Service charges on deposit accounts	715	620
Wealth management income	1,194	1,236
Mortgage banking income	1,131	960
Title insurance income	1,155	939
Income on bank owned life insurance	430	424
Low income housing partnership amortization	(350)	(393)
ATM and check card fees	1,681	1,639
Gain on sale of Bearing Insurance investment	4,836	-
Losses on sale of securities	(3,462)	-
Other operating income	423	212
Total noninterest income	7,753	5,637

Noninterest expense
Salaries	8,637	7,831
Employee benefits	3,000	2,038
Occupancy expense	778	795
Equipment expense	557	626
FDIC assessment	417	511
Legal and professional expense	1,439	1,006
ATM and check card fees	758	556
Data processing fees	1,878	1,903
Other operating expenses	3,297	2,970
Total noninterest expense	20,761	18,236
Income before income taxes	10,175	6,291
Income tax expense	1,581	869
Net Income	$8,594	$5,422
Per Common Share Data
Net income (basic)	$2.43	$1.54
Net income (diluted)	2.41	1.53
Cash dividends on common stock	0.52	0.52
Weighted average common shares outstanding (basic)	3,539,773	3,524,684
Weighted average common shares outstanding (diluted)	3,572,356	3,547,513

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Income	$5,369	$2,965	$8,594	$5,422

Other comprehensive income:
Changes in pension plan benefits, net of deferred income tax benefit ($2) for the six months ended June 30, 2026	-	-	(8)	-
Unrealized gain on available-for sale securities, net of income tax expense of $492 and $369 for the three months and $339 and $1,251 for the six months ended June 30, 2026 and 2025, respectively	4,588	1,169	4,011	4,706
Reclassification for loss included in net income, net of income tax benefit ($727) for the three and six months ended June 30, 2026	(2,735)	-	(2,735)	-

Total other comprehensive income	1,853	1,169	1,268	4,706

Total comprehensive income	$7,222	$4,134	$9,862	$10,128

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2026 and 2025.

	Common Stock		Additional Paid in	Retained	Deferred Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Trust	Loss	Total
Balance March 31, 2025	3,539,945	$17,466	$11,476	$86,209	$(645)	$(23,840)	$90,666
Net income	-	-	-	2,965	-	-	2,965
Other comprehensive income	-	-	-	-	-	1,169	1,169
Dividends on common stock	-	-	-	(927)	-	-	(927)
Common stock issued	5,020	25	76	-	-	-	101
Net restricted common stock activity	(1,902)	-	-	-	-	-	-
Deferred compensation trust activity	(2,394)	-	-	-	(58)	-	(58)
Stock-based compensation expense	-	-	122	-	-	-	122
Balance, June 30, 2025	3,540,669	$17,491	$11,674	$88,247	$(703)	$(22,671)	$94,038

Balance March 31, 2026	3,552,002	$17,549	$11,705	$94,506	$(838)	$(17,189)	$105,733
Net income	-	-	-	5,369	-	-	5,369
Other comprehensive income	-	-	-	-	-	1,853	1,853
Dividends on common stock	-	-	-	(932)	-	-	(932)
Common stock issued	2,887	14	87	-	-	-	101
Deferred compensation trust activity	(3,228)	-	-	(67)	(99)	-	(166)
Stock-based compensation expense	-	-	150	-	-	-	150
Balance, June 30, 2026	3,551,661	$17,563	$11,942	$98,876	$(937)	$(15,336)	$112,108

Six Months Ended June 30, 2026 and 2025.

	Common Stock		Additional Paid in	Retained	Deferred Compensation	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Trust	Loss	Total
Balance December 31, 2024	3,504,051	$17,383	$11,463	$84,669	$(586)	$(27,377)	$85,552
Net income	-	-	-	5,422	-	-	5,422
Other comprehensive income	-	-	-	-	-	4,706	4,706
Dividends on common stock	-	-	-	(1,844)	-	-	(1,844)
Common stock issued	10,110	50	152	-	-	-	202
Net restricted common stock activity	31,297	-	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	58	(135)	-	-	-	(77)
Deferred compensation trust activity	(4,789)	-	-	-	(117)	-	(117)
Stock-based compensation expense	-	-	194	-	-	-	194
Balance, June 30, 2025	3,540,669	$17,491	$11,674	$88,247	$(703)	$(22,671)	$94,038

Balance December 31, 2025	3,525,884	$17,444	$11,743	$92,205	$(821)	$(16,604)	$103,967
Net income	-	-	-	8,594	-	-	8,594
Other comprehensive income	-	-	-	-	-	1,268	1,268
Dividends on common stock	-	-	-	(1,857)	-	-	(1,857)
Common stock issued	6,226	31	174	-	-	-	205
Net restricted common stock activity	23,345	-	-	-	-	-	-
Vesting of time based stock awards issued at date of grant, net of shares withheld for payroll taxes	-	88	(224)	-	-	-	(136)
Deferred compensation trust activity	(3,794)	-	-	(66)	(116)	-	(182)
Stock-based compensation expense	-	-	249	-	-		249
Balance, June 30, 2026	3,551,661	$17,563	$11,942	$98,876	$(937)	$(15,336)	$112,108

See Notes to Consolidated Financial Statements

F & M BANK CORP.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$8,594	$5,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582	683
Amortization of intangibles	8	16
Amortization of securities	109	348
Loss on sale of securities	3,462	-
Proceeds from loans held for sale	57,675	24,563
Loans held for sale originated	(56,240)	(24,008)
Gain on sale of loans held for sale	(891)	(552)
Provision for credit losses	578	1,083
Increase in interest receivable	(379)	(224)
Decrease in deferred tax asset	-	80
(Increase) decrease in other assets	(1,927)	307
(Decrease) increase in other liabilities	3,819	(240)
Amortization of limited partnership investments	350	393
Amortization of debt issuance costs	9	21
Income from life insurance investment	(430)	(424)
Gain on sale of Bearing Insurance investment	(4,836)	-
Gain on the sale of assets held for sale	(2)	(43)
Gain on the sale of OREO	-	(73)
Stock-based compensation expense	249	194
Net cash provided by operating activities	10,730	7,546

Cash flows from investing activities
Proceeds from maturity of investments available for sale	6,298	21,360
Proceeds from sales of investments available for sale	26,309	-
Purchases of investments available for sale	(49,016)	(40,863)
Proceeds from paydowns of mortgage-backed securities	22,324	12,761
Investment in restricted stock, net	(110)	(5)
Proceeds from sale of Bearing Insurance investment	5,060	-
Net (increase) decrease in loans held for investment	(39,342)	(9,543)
Proceeds from the sale of assets held for sale	3	-
Proceeds from the sale of OREO	-	150
Net purchase of property and equipment	(805)	(267)
Net cash used by investing activities	(29,279)	(16,407)

Cash flows from financing activities
Net change in deposits	12,238	1,346
Dividends paid in cash	(1,857)	(1,844)
Proceeds from issuance of common stock	205	108
Repurchase of shares for tax withholding	(136)	17
Net cash provided by (used by) financing activities	10,450	(373)

Net decrease in Cash and Cash Equivalents	(8,099)	(9,234)
Cash and cash equivalents, beginning of period	68,853	56,507
Cash and cash equivalents, end of period	$60,754	$47,273
Supplemental Cash Flow information:
Cash paid for: Interest	$12,186	$13,539
Taxes	1,194	450
Supplemental non-cash disclosures:
Change in unrealized gain on securities available for sale	$1,615	$5,957

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of F&M Bank Corp. (the “Company”), Farmers & Merchants Bank (the “Bank”), and VSTitle, LLC (“VST”), with all significant intercompany accounts and transactions eliminated. Effective on May 15, 2025, the operations, assets, and liabilities of VBS Mortgage, LLC (dba “F&M Mortgage”) were transferred to the Bank.

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

Reclassification

Certain prior period amounts in the Consolidated Balance Sheet and Consolidated Statements of Changes in Shareholders’ Equity have been reclassified to conform to the current period presentation. These reclassifications had an immaterial impact on previously reported assets, per share data, and shareholders’ equity.

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

Changes in the allowance for credit loss are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance for credit loss when management believes an available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2026 and December 31, 2025, there was no allowance for credit loss related to the available for sale securities portfolio.

Accrued interest receivable on available for sale debt securities totaled $1.54 million and $1.48 million at June 30, 2026 and December 31, 2025, respectively, and was excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $4.0 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

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

The Company utilizes a Qualitative Scorecard (“scorecard”) to adjust the historical loss information, as necessary, to reflect the Company’s expectations about the future. For each segment, the scorecard calculates the difference between the quantitative expected credit loss and the high watermark average remaining maturity loss rates. This difference is the maximum qualitative adjustment that can be applied to that segment. Due to the low number of losses in the Bank’s portfolio, in particular from 2008-2012, all segments leverage peer data to calculate the overall loss rate. The Company believes that in order to provide a reasonable and supportable loss rate, data representative of losses during a financial downturn will provide a better representation of the perceived risk in the portfolio. In determining how to apply the weightings for the various qualitative factors, management assessed which factors would have the highest impact on potential loan losses. The economy and problem loan trends were determined to have the most significant effect on the estimated losses. The most influential factor on potential loan losses was economic conditions, with a weighting of 25%-30%. The Company evaluates the weighting applied to each pool on an annual basis.

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

Bearing Insurance

During second quarter 2026, the Company both recognized a one-time, pre-tax gain of $4.8 million from the April 2026 sale of Richmond-based Bearing Insurance (“Bearing”) and used the gain to complete a restructuring of their bond portfolio. In the restructuring, the Company sold $29.8 million in book value of securities available for sale (“AFS”), with a weighted average yield of 1.66%, and purchased approximately $29.4 million of securities AFS with a weighted average yield of approximately 4.92%, resulting in a pre-tax loss of approximately $3.5 million. The combination of the two non-recurring transactions resulted in a net pre-tax gain of $1.3 million.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Nonvested restricted shares are included in the computation of basic earnings per share as the holder is entitled to full shareholder benefits during the vesting period, including voting rights and sharing in nonforfeitable dividends. Diluted earnings per share includes all convertible securities, such as convertible preferred stock, convertible debt, equity options, warrants and shares held by the deferred compensation trust. The Company does not have any convertible securities that would dilute its earnings per share.

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

NOTE 2 SECURITIES

The amortized cost and estimated fair value of securities available for sale, along with gross unrealized gains and losses are summarized as follows (dollars in thousands):

June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$14,973	$-	$752	$14,221
U. S. Government agencies	41,998	-	1,336	40,662
Municipal securities	22,237	43	1,202	21,078
Mortgage-backed securities	253,195	441	16,028	237,608
Corporate debt securities	24,477	33	611	23,899
Total Securities Available for Sale	$356,880	$517	$19,929	$337,468

December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U. S. Treasuries	$15,089	$-	$755	$14,334
U. S. Government agencies	57,997	-	2,845	55,152
Municipal securities	27,082	126	1,250	25,958
Mortgage-backed securities	240,548	1,794	16,031	226,311
Corporate debt securities	25,650	106	2,172	23,584
Total Securities Available for Sale	$366,366	$2,026	$23,053	$345,339

The amortized cost and fair value of securities at June 30, 2026, by contractual maturity are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$32,180	$31,792
Due after one year through five years	62,454	60,188
Due after five years through ten years	40,691	39,193
Due after ten years	221,555	206,295
Total	$356,880	$337,468

The following table shows realized gains or losses on the sale of investment securities during the three and six months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized losses on sales of securities	$(3,462)	$-	$(3,462)	$-
Realized loss	$(3,462)	$-	$(3,462)	$-

The sale of investment securities in the three months ended June 30, 2026 was part of a restructuring of the investment securities portfolio. During the restructuring, the Company sold $29.8 million in book value of available for sale securities (“AFS”) with a weighted average yield of 1.66%, representing approximately 8.2% of the entire securities portfolio, and purchased approximately $29.4 million of securities AFS with a weighted average yield of approximately 4.92%.

There were no sales of available for sale securities in the first quarter of 2026 or in the first or second quarters of 2025.

The following tables show the present fair value and gross unrealized losses (dollars in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of the dates stated. The reference point for determining when securities are in an unrealized loss position is period-end; therefore, it is possible that a security’s market value exceeded its amortized cost on other days during the past twelve-month period. Excluded from the tables below were securities whose amortized cost equaled their fair value or were in an unrealized gain position as of the dates stated totaling $69.5 million and $95.6 million, as of June 30, 2026 and December 31, 2025, respectively.

	Less than 12 Months		More than 12 Months		Total
June 30, 2026	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$14,221	$752	$14,221	$752
U. S. Government agencies	-	-	40,662	1,336	40,662	1,336
Municipal securities	2,621	40	13,323	1,162	15,944	1,202
Mortgage-backed securities	91,360	1,099	96,971	14,929	188,331	16,028
Corporate debt securities	2,454	23	19,412	588	21,866	611
Total Securities Available for Sale	$96,435	$1,162	$184,589	$18,767	$281,024	$19,929

	Less than 12 Months		More than 12 Months		Total
December 31, 2025	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U. S. Treasuries	$-	$-	$14,334	$755	$14,334	$755
U. S. Government agencies	-	-	55,152	2,845	55,152	2,845
Municipal securities	-	-	18,080	1,250	18,080	1,250
Mortgage-backed securities	22,829	10	120,511	16,021	143,340	16,031
Corporate debt securities	-	-	18,679	2,172	18,679	2,172
Total Securities Available for Sale	$22,829	$10	$226,756	$23,043	$249,585	$23,053

At June 30, 2026 and December 31, 2025, the majority of securities in an unrealized loss position were of investment grade; however, a portion of the portfolio does not have a third-party investment grade available (securities with fair values of $19.2 million and $19.0 million, respectively). These securities were primarily subordinated debt instruments issued by bank holding companies and are classified as corporate debt securities in the tables above. The Company evaluated the issuers of these individually, observing that each issuer had strong capital ratios and profitability, thereby indicating limited exposure to asset quality or liquidity issues and resulted in no identifiable credit losses. Contractual cash flows for mortgage-backed securities and U.S. Treasury and agencies are guaranteed and/or funded by the U.S. government and government agencies. State and municipal securities showed no indication that the contractual cash flows would not be received when due. The Company does not intend to sell, nor does it believe that it will be required to sell, any of its impaired securities prior to the recovery of the amortized cost. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses (“ACL”) for the Company's securities AFS portfolio. Any impairment that has not been recorded through an ACL is recognized in accumulated other comprehensive income (loss).

The Company had securities with a collateral value of $88.3 million pledged to the Federal Reserve Discount Window as of June 30, 2026. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first six months of 2026. Additionally, the Company had securities with a market value of $9.4 million pledged to the Federal Reserve Bank of Richmond as collateral for deposits of the Department of Justice U.S. Bankruptcy Trustee.

As of June 30, 2026, other investments consisted of restricted stock in the Federal Reserve Bank (“FRB”) (carrying basis of $1.20 million at June 30, 2026 and $1.14 million at December 31, 2025), Federal Home Loan Bank (“FHLB”) (carrying basis of $975 thousand and $925 thousand at June 30, 2026 and December 31, 2025, respectively), and various other investments (carrying basis of $189 thousand at June 30, 2026 and December 31, 2025). Other investments are carried at cost.

NOTE 3 LOANS

The following is a summary of the major categories of total loans outstanding at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
1-4 Family residential construction	$22,997	$31,118
Other construction, land development and land	43,927	39,187
Secured by farmland	126,864	115,000
Home equity – open end	57,243	51,393
Real estate	265,141	243,361
Home equity – closed end	5,948	5,980
Multifamily	25,865	18,854
Owner-occupied commercial real estate	92,564	96,651
Other commercial real estate	119,997	114,434
Agricultural loans	21,777	20,127
Commercial and industrial	60,621	56,885
Credit cards	3,487	3,387
Automobile loans	65,982	77,080
Other consumer loans	9,617	9,132
Municipal loans	3,823	4,219
Gross loans	925,853	886,808
Unamortized net deferred loan fees	(586)	(555)
Less allowance for credit losses	8,085	7,818
Net loans	$917,182	$878,435

The table above does not include loans held for sale of $2.6 million and $3.2 million at June 30, 2026 and December 31, 2025, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

Accrued interest receivable on loans held for investment totaled $4.0 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026 and 2025, accrued interest receivable write-offs were not material to the Company’s consolidated financial statements.

The Company had loans held for investment pledged as collateral for borrowings with the FHLB totaling $355.8 million and $310.7 million as of June 30, 2026, and December 31, 2025, respectively. The Company maintains a blanket lien on certain loans in its residential real estate, commercial, agricultural farmland, and home equity portfolios.

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

The following tables detail the changes in the ACL for the three and six months ended June 30, 2026 and 2025 (dollars in thousands).

	For the three months ended June 30, 2026
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$165	$-	$-	$(25)	$140
Other construction, land development and land	722	-	63	(39)	746
Secured by farmland	1,465	-	-	102	1,567
Home equity – open end	184	20	-	33	197
Real estate	644	-	-	94	738
Home equity – closed end	67	-	-	(5)	62
Multifamily	859	-	-	(3)	856
Owner-occupied commercial real estate	687	-	-	15	702
Other commercial real estate	250	-	-	8	258
Agricultural loans	104	-	-	(6)	98
Commercial and industrial	1,038	29	57	(30)	1,036
Credit cards	88	22	11	13	90
Automobile loans	1,504	643	464	123	1,448
Other consumer loans	127	17	5	26	141
Municipal loans	6	-	-	-	6
Total allowance for credit losses - loans	$7,910	$731	$600	$306	$8,085
Allowance for credit losses – unfunded commitments	$786	$-	$-	$(37)	$749

	For the three months ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$252	$-	$-	$19	$271
Other construction, land development and land	1,658	9	9	(611)	1,047
Secured by farmland	1,043	-	-	434	1,477
Home equity – open end	191	-	-	(21)	170
Real estate	692	-	1	190	883
Home equity – closed end	83	-	-	(10)	73
Multifamily	32	-	-	2	34
Owner-occupied commercial real estate	713	-	-	129	842
Other commercial real estate	83	-	-	7	90
Agricultural loans	25	-	-	112	137
Commercial and industrial	826	85	145	372	1,258
Credit cards	79	17	5	13	80
Automobile loans	1,894	734	191	423	1,774
Other consumer loans	191	41	3	23	176
Municipal loans	-	-	-	-	-
Total allowance for credit losses - loans	$7,762	$886	$354	$1,082	$8,312
Allowance for credit losses – unfunded commitments	$725	$-	$-	$105	$830

	For the six months ended June 30, 2026
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$193	$-	$-	$(53)	$140
Other construction, land development and land	641	-	63	42	746
Secured by farmland	1,458	-	-	109	1,567
Home equity – open end	177	20	-	40	197
Real estate	629	12	-	121	738
Home equity – closed end	64	-	-	(2)	62
Multifamily	656	-	-	200	856
Owner-occupied commercial real estate	691	-	-	11	702
Other commercial real estate	246	-	-	12	258
Agricultural loans	130	-	-	(32)	98
Commercial and industrial	995	29	147	(77)	1,036
Credit cards	90	36	21	15	90
Automobile loans	1,713	1,355	882	208	1,448
Other consumer loans	129	31	42	1	141
Municipal loans	6	-	-	-	6
Total allowance for credit losses - loans	$7,818	$1,483	$1,155	$595	$8,085
Allowance for credit losses – unfunded commitments	$766	$-	$-	$(17)	$749

	For the six months ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	(Recovery of) provision for loan credit losses	Ending Balance
1-4 Family residential construction	$258	$-	$-	$13	$271
Other construction, land development and land	1,551	9	9	(504)	1,047
Secured by farmland	946	-	-	531	1,477
Home equity – open end	197	-	24	(51)	170
Real estate	606	-	3	274	883
Home equity – closed end	99	-	-	(26)	73
Multifamily	190	-	-	(156)	34
Owner-occupied commercial real estate	809	-	-	33	842
Other commercial real estate	105	-	-	(15)	90
Agricultural loans	27	-	-	110	137
Commercial and industrial	982	85	147	214	1,258
Credit cards	87	32	11	14	80
Automobile loans	1,956	1,133	356	595	1,774
Other consumer loans	301	41	31	(115)	176
Municipal loans	15	-	-	(15)	-
Total allowance for credit losses - loans	$8,129	$1,300	$581	$902	$8,312
Allowance for credit losses – unfunded commitments	$649	$-	$-	$181	$830

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

Grade 7 – Substandard: Loans having well-defined weaknesses where a payment default and/or loss is possible, but not yet probable. Cash flow is inadequate to service the debt under the current payment, or terms, with prospects that the condition is permanent. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the borrower and there is the likelihood that collateral will have to be liquidated and/or guarantor(s) called upon to repay the debt. Generally, the loan is considered collectible as to both principal and interest, primarily because of collateral coverage, however, if the deficiencies are not corrected quickly; there is a probability of loss.

Credit cards are classified as pass or substandard. A credit card is substandard when payments of principal and interest are past due 90 days or more.

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of June 30, 2026 (dollars in thousands):

	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$371	$1,467	$338	$-	$-	$20,821	$22,997
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	371	1,467	338	-	-	20,821	22,997
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	625	10,282	2,217	11,540	955	4,410	13,878	43,907
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	20	-	20
Total Other construction, land development and land	625	10,282	2,217	11,540	955	4,430	13,878	43,927
Current period gross write-offs	-	-	-	-	-	-	-	-

Secured by farmland
Pass	14,041	18,211	10,775	10,677	11,468	45,744	12,489	123,405
Watch	-	-	-	-	1,609	1,447	-	3,056
Substandard	-	-	-	-	296	107	-	403
Total Secured by farmland	14,041	18,211	10,775	10,677	13,373	47,298	12,489	126,864
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	134	56,359	56,493
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	107	643	750
Total Home equity - open end	-	-	-	-	-	241	57,002	57,243
Current period gross write-offs	-	-	-	-	-	20	-	20
Real estate
Pass	25,396	52,311	27,268	48,868	37,605	67,630	-	259,078
Watch	1,397	-	-	1,422	-	190	-	3,009
Substandard	-	-	-	361	79	2,614	-	3,054
Total Real estate	26,793	52,311	27,268	50,651	37,684	70,434	-	265,141
Current period gross write-offs	-	-	-	-	-	12	-	12

Home Equity – closed end
Pass	178	613	218	2,280	144	2,412	-	5,845
Watch	59	-	-	-	-	-	-	59
Substandard	-	44	-	-	-	-	-	44
Total Home Equity - closed end	237	657	218	2,280	144	2,412	-	5,948
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	6,400	6,835	2,655	-	4,691	3,116	2,168	25,865
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	6,400	6,835	2,655	-	4,691	3,116	2,168	25,865
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2026	2025	2024	2023	2022	Prior	Revolving	Total
Owner-occupied commercial real estate
Pass	6,212	20,393	8,139	1,563	10,617	30,634	4,802	82,360
Watch	-	-	-	-	-	-	-	-
Substandard	-	58	1,134	-	-	9,012	-	10,204
Total Owner-occupied commercial real estate	6,212	20,451	9,273	1,563	10,617	39,646	4,802	92,564
Current period gross write-offs	-	-	-	-	-	-	-	-
Other commercial real estate
Pass	9,710	14,898	365	6,727	36,567	40,191	2,865	111,323
Watch	-	-	-	-	-	940	-	940
Substandard	-	-	7,734	-	-	-	-	7,734
Total Other commercial real estate	9,710	14,898	8,099	6,727	36,567	41,131	2,865	119,997
Current period gross write-offs	-	-	-	-	-	-	-	-
Agricultural loans
Pass	3,966	3,216	1,559	1,066	692	146	11,044	21,689
Watch	-	-	-	-	9	-	-	9
Substandard	-	-	-	79	-	-	-	79
Total Agricultural loans	3,966	3,216	1,559	1,145	701	146	11,044	21,777
Current period gross write-offs	-	-	-	-	-	-	-	-

Commercial and industrial
Pass	4,393	16,754	6,098	2,030	3,786	1,962	25,168	60,191
Watch	-	-	-	-	33	-	-	33
Substandard	-	30	-	267	-	-	100	397
Total Commercial and industrial	4,393	16,784	6,098	2,297	3,819	1,962	25,268	60,621
Current period gross write-offs	-	-	-	12	17	-	-	29

Credit Cards
Pass	-	-	-	-	-	-	3,487	3,487
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,487	3,487
Current period gross write-offs	-	-	-	-	-	-	36	36

Automobile loans
Pass	8,479	13,294	13,272	17,688	10,006	2,810	-	65,549
Watch	-	-	-	-	-	-	-	-
Substandard	15	7	103	58	175	75	-	433
Total Automobile loans	8,494	13,301	13,375	17,746	10,181	2,885	-	65,982
Current period gross write-offs	57	177	437	456	144	84	-	1,355

Other consumer loans
Pass	3,171	2,637	1,614	1,086	624	392	44	9,568
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	6	17	19	7	-	49
Total Other consumer loans	3,171	2,637	1,620	1,103	643	399	44	9,617
Current period gross write-offs	-	3	8	8	5	7	-	31
Municipal loans
Pass	-	-	-	-	-	3,823	-	3,823
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	-	3,823	-	3,823
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$84,042	$159,954	$84,624	$106,067	$119,375	$217,923	$153,868	$925,853
Less: Unamortized net deferred loan fees								(586)
Loans held for investment								$925,267

Current period gross write-offs	$57	$180	$445	$476	$166	$123	$36	$1,483

The following table presents the Company’s recorded investment in loans by credit quality indicators and gross write-offs by year of origination as of December 31, 2025 (dollars in thousands):

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
1-4 Family residential construction
Pass	$-	$-	$338	$-	$-	$116	$30,664	$31,118
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total 1-4 Family residential construction	-	-	338	-	-	116	30,664	31,118
Current period gross write-offs	-	-	-	-	-	-	-	-

Other construction, land development and land
Pass	5,691	2,701	11,877	969	427	3,252	14,195	39,112
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	75	75
Total Other construction, land development and land	5,691	2,701	11,877	969	427	3,252	14,270	39,187
Current period gross write-offs	-	-	-	-	-	23	-	23

Secured by farmland
Pass	17,063	9,423	10,887	12,838	13,122	34,648	13,469	111,450
Watch	-	-	-	1,609	1,507	-	-	3,116
Substandard	-	-	-	319	-	-	115	434
Total Secured by farmland	17,063	9,423	10,887	14,766	14,629	34,648	13,584	115,000
Current period gross write-offs	-	-	-	-	-	-	-	-

Home equity – open end
Pass	-	-	-	-	-	122	50,587	50,709
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	684	684
Total Home equity - open end	-	-	-	-	-	122	51,271	51,393
Current period gross write-offs	-	-	-	-	27	-	-	27
Real estate
Pass	43,676	26,645	53,562	40,299	11,899	59,454	1,040	236,575
Watch	-	1,416	1,436	-	-	211	-	3,063
Substandard	-	-	289	81	655	2,698	-	3,723
Total Real estate	43,676	28,061	55,287	40,380	12,554	62,363	1,040	243,361
Current period gross write-offs	-	-	-	-	5	-	-	5

Home Equity – closed end
Pass	635	422	2,339	192	57	2,281	-	5,926
Watch	-	-	-	-	-	-	-	-
Substandard	54	-	-	-	-	-	-	54
Total Home Equity - closed end	689	422	2,339	192	57	2,281	-	5,980
Current period gross write-offs	-	-	-	-	-	-	-	-

Multifamily
Pass	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Multifamily	7,051	2,680	-	2,556	1,241	2,262	3,064	18,854
Current period gross write-offs	-	-	-	-	-	-	-	-

	Term Loans by Year of Origination
	2025	2024	2023	2022	2021	Prior	Revolving	Total
Owner-occupied commercial real estate
Pass	20,096	9,403	2,354	16,357	14,163	18,587	4,929	85,889
Watch	-	-	-	-	-	-	-	-
Substandard	62	1,148	-	-	-	9,503	49	10,762
Total Owner-occupied commercial real estate	20,158	10,551	2,354	16,357	14,163	28,090	4,978	96,651
Current period gross write-offs	-	-	-	-	-	301	-	301
Other commercial real estate
Pass	14,989	372	6,853	36,997	11,075	32,759	2,533	105,578
Watch	-	-	-	-	-	966	-	966
Substandard	-	7,806	-	-	-	84	-	7,890
Total Other commercial real estate	14,989	8,178	6,853	36,997	11,075	33,809	2,533	114,434
Current period gross write-offs	-	-	-	-	-	-	-	-
Agricultural loans
Pass	5,387	1,910	1,364	973	151	53	10,092	19,930
Watch	-	-	-	9	-	16	-	25
Substandard	-	-	112	-	-	-	60	172
Total Agricultural loans	5,387	1,910	1,476	982	151	69	10,152	20,127
Current period gross write-offs	-	-	-	171	-	-	-	171

Commercial and industrial
Pass	18,025	6,615	2,710	4,675	2,359	251	20,980	55,615
Watch	-	-	-	43	-	-	150	193
Substandard	35	-	317	17	-	-	708	1,077
Total Commercial and industrial	18,060	6,615	3,027	4,735	2,359	251	21,838	56,885
Current period gross write-offs	-	408	-	75	-	-	-	483

Credit Cards
Pass	-	-	-	-	-	-	3,387	3,387
Substandard	-	-	-	-	-	-	-	-
Total Credit Cards	-	-	-	-	-	-	3,387	3,387
Current period gross write-offs	-	-	-	-	-	-	57	57

Automobile loans
Pass	16,255	17,479	23,351	14,122	4,512	868	-	76,587
Watch	-	-	-	-	-	-	-	-
Substandard	14	140	21	207	76	35	-	493
Total Automobile loans	16,269	17,619	23,372	14,329	4,588	903	-	77,080
Current period gross write-offs	97	904	1,082	644	186	109	-	3,022

Other consumer loans
Pass	3,215	2,166	1,669	1,128	268	336	307	9,089
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	19	14	8	2	-	43
Total Other consumer loans	3,215	2,166	1,688	1,142	276	338	307	9,132
Current period gross write-offs	9	34	38	58	5	2	-	146
Municipal loans
Pass	-	-	-	-	500	3,719	-	4,219
Watch	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Total Municipal loans	-	-	-	-	500	3,719	-	4,219
Current period gross write-offs	-	-	-	-	-	-	-	-

Total loans	$152,248	$90,326	$119,498	$133,405	$62,020	$172,223	$157,088	$886,808
Less: Unamortized net deferred loan fees								(555)
Loans held for investment								$886,253

Current period gross write-offs	$106	$1,346	$1,120	$948	$223	$435	$57	$4,235

Nonaccrual and Past Due Loans

The following table shows the aging of the Company’s loans held for investment, by segment (dollars in thousands):

Age Analysis of Past Due Loans As of June 30, 2026
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$22,997	$22,997
Other construction, land development and land	155	-	-	20	43,752	43,927
Secured by farmland	25	-	-	403	126,436	126,864
Home equity – open end	178	-	-	460	56,605	57,243
Real estate	621	519	252	1,743	262,006	265,141
Home equity – closed end	61	-	-	-	5,887	5,948
Multifamily	-	-	-	-	25,865	25,865
Owner-occupied commercial real estate	509	-	-	616	91,439	92,564
Other commercial real estate	62	-	-	-	119,935	119,997
Agricultural loans	-	-	-	79	21,698	21,777
Commercial and industrial	90	-	-	-	60,531	60,621
Credit cards	30	12	6	-	3,439	3,487
Automobile loans	1,452	251	-	319	63,960	65,982
Other consumer loans	65	14	-	47	9,491	9,617
Municipal loans	-	-	-	-	3,823	3,823
Gross loans	3,248	796	258	3,687	917,864	925,853
Less: Unamortized net deferred loan fees	-	-	-	-	(586)	(586)
Loans held for investment	$3,248	$796	$258	$3,687	$917,278	$925,267

Age Analysis of Past Due Loans As of December 31, 2025
	Accruing Loans 30-59 Days Past due	Accruing Loans 60-89 Days Past due	Accruing Loans 90 Days or More Past due	Nonaccrual Loans	Accruing Current Loans	Total Loans
1-4 Family residential construction	$-	$-	$-	$-	$31,118	$31,118
Other construction, land development and land	601	-	-	-	38,586	39,187
Secured by farmland	-	-	-	434	114,566	115,000
Home equity – open end	267	61	-	462	50,603	51,393
Real estate	2,545	902	-	2,308	237,606	243,361
Home equity – closed end	83	-	-	-	5,897	5,980
Multifamily	-	-	-	-	18,854	18,854
Owner-occupied commercial real estate	538	1,148	-	2,201	92,764	96,651
Other commercial real estate	-	-	-	-	114,434	114,434
Agricultural loans	121	-	-	172	19,834	20,127
Commercial and industrial	223	311	-	29	56,322	56,885
Credit cards	37	12	5	-	3,333	3,387
Automobile loans	1,832	390	2	389	74,467	77,080
Other consumer loans	93	16	-	42	8,981	9,132
Municipal loans	-	-	-	-	4,219	4,219
Gross loans	6,340	2,840	7	6,037	871,584	886,808
Less: Unamortized net deferred loan fees	-	-	-	-	(555)	(555)
Loans held for investment	$6,340	$2,840	$7	$6,037	$871,029	$886,253

There were $3.7 million and $6.0 million in nonaccrual loans at June 30, 2026 and December 31, 2025, respectively.  There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (dollars in thousands).

	June 30, 2026			December 31, 2025
	Nonaccrual loans			Nonaccrual loans
	With no Allowance	With an Allowance	Total	With no Allowance	With an Allowance	Total
Other construction, land development and land	$20	$-	$20	$-	$-	$-
Secured by farmland	-	403	403	-	434	434
Home equity – open end	353	107	460	462	-	462
Real estate	1,392	352	1,744	2,206	102	2,308
Owner-occupied commercial real estate	-	616	616	2,201	-	2,201
Agricultural loans	-	78	78	60	112	172
Commercial and industrial	-	-	-	29	-	29
Automobile loans	319	-	319	389	-	389
Other consumer loans	47	-	47	42	-	42
Total loans	$2,131	$1,556	$3,687	$5,389	$648	$6,037

Collateral Dependent Disclosures

The collateral method is applied to individually evaluated loans for which foreclosure is probable. The collateral method is also applied to individually evaluated loans when borrowers are experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loans collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents the total recorded investment in collateral-dependent loans of the Company as of the periods noted (dollars in thousands):

	Collateral Dependent Loans and Leases
	June 30,	December 31,
	2026	2025
Secured by farmland	$403	$434
Home equity – open end	107	175
Real estate	352	868
Owner-occupied commercial real estate	616	2,201
Agricultural loans	78	112
Total loans	$1,556	$3,790

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

There were no loans modified for borrowers experiencing financial difficulty in the three months ended June 30, 2026.  There were two loans that were modified for borrowers experiencing financial difficulty in the first quarter of 2026 that were paid off by the borrowers during the second quarter of 2026. There were no loans modified for borrowers experiencing financial difficulty in the three months or six months ended June 30, 2025.

The following tables present an aging analysis of the amortized cost of TLMs as of the dates stated (dollars in thousands).

	June 30, 2026
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Real estate	$44	$-	$-	$-	$44
Owner occupied commercial real estate	5,310	-	-	616	5,926
Automobile loans	15	2	-	13	30
Total modified loans	$5,369	$2	$-	$629	$6,000

	December 31, 2025
	Current Loans	30-89 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Home equity – closed end	$-	$-	$-	$1	$1
Real estate	-	54	-	-	54
Owner occupied commercial real estate	5,360	-	-	891	6,251
Automobile loans	19	8	-	23	50
Total modified loans	$5,379	$62	$-	$915	$6,356

At June 30, 2026 and December 31, 2025, there were no unfunded commitments to borrowers with TLMs.

The following table presents the amortized cost of TLMs modified in the preceding twelve months that had a payment default during the periods stated (dollars in thousands).

	For the three and six months ended June 30,
	2026			2025
	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category	Number of Loans	Amortized Cost	% of Amortized Cost to Gross Loans by Category
Term extension and deferral
Real estate	-	$-	0.00%	1	$5	0.01%
Automobile loans	1	8	0.01%	1	8	0.01%
Total term extension and deferral	1	$8		2	$13

Other than temporary payment delay
Owner occupied commercial real estate	-	$-	0.00%	1	$1,192	1.27%
Total other than temporary payment delay	-	$-		1	$1,192

Total	1	$8		3	$1,205

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

The Company’s long-term lease agreements are classified as operating leases. Certain of these leases offer the option to extend the lease term. The Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. The Company has three operating leases for office properties.

The following tables present information about the Company’s leases (dollars in thousands):

	June 30, 2026	December 31, 2025
Lease Liabilities (included in other liabilities)	$1,068	$874
Right-of-use assets (included in other assets)	$1,030	$838
Weighted average remaining lease term	8.04 years	9.34 years
Weighted average discount rate	3.94%	3.85%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease cost	2026	2025	2026	2025
Operating lease cost	$25	$29	$53	$59
Total lease cost	$25	$29	$53	$59

Cash paid for amounts included in the measurement of lease liabilities	$38	$35	$74	$69

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows (dollars in thousands):

Lease payments due	As of June 30, 2026
Six months ending December 31, 2026	$94
Twelve months ending December 31, 2027	138
Twelve months ending December 31, 2028	157
Twelve months ending December 31, 2029	161
Twelve months ending December 31, 2030	166
Thereafter	560
Total undiscounted cash flows	$1,276
Discount	(208)
Lease liabilities	$1,068

NOTE 6 REGULATORY CAPITAL MATTERS

Banks and financial holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, “prompt corrective action” regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on AFS securities is not included in computing regulatory capital. Management believes as of June 30, 2026, the Bank met all capital adequacy requirements to which it was subject. Management is not aware of any conditions or events since the most recent regulatory notification that would change the Bank’s well-capitalized category.

“Prompt corrective action” regulations provide five classifications: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”, although these terms are not used to represent overall financial condition. If a bank is classified as “adequately capitalized”, regulatory approval is required to accept brokered deposits. If a bank is classified as “undercapitalized”, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2026, and December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for “prompt corrective action”.

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$137,308	14.43%	$76,119	8.00%	$95,149	10.00%
Tier 1 risk-based ratio	128,474	13.50%	57,089	6.00%	76,119	8.00%
Common equity tier 1	128,474	13.50%	42,817	4.50%	61,847	6.50%
Tier 1 leverage ratio	128,474	9.10%	56,486	4.00%	70,607	5.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total risk-based ratio	$130,263	14.04%	$74,241	8.00%	$92,801	10.00%
Tier 1 risk-based ratio	121,679	13.11%	55,680	6.00%	74,241	8.00%
Common equity tier 1	121,679	13.11%	41,760	4.50%	60,321	6.50%
Tier 1 leverage ratio	121,679	8.73%	55,752	4.00%	69,690	5.00%

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

Fair Value – Recurring Basis

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities - When quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discount cash flow methods. Level 2 securities included U.S. agency securities, mortgage-backed agency securities, obligations of state and political subdivisions, and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. Changes in securities classified as Level 3 as of June 30, 2026 related to changes in the market values of such securities from December 31, 2025.

The carrying value of restricted stock approximates fair value based upon the redemption provisions of each security and is therefore excluded from the following table.

Loans held for sale– Mortgage loans originated and intended for sale in the secondary market are carried at fair value, which is based on the price secondary markets are currently offering for similar loans using observable market data. Changes in fair value are recognized in mortgage banking income on the consolidated statements of income (Level 2).

Derivative financial instruments- Derivative instruments used to hedge residential mortgage loans held for sale and the related interest rate lock commitments include forward commitments to sell mortgage loans and are reported at fair value utilizing Level 2 inputs. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for rate lock commitments.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of the dates stated (dollars in thousands):

June 30, 2026	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$14,221	$-	$14,221	$-
U.S. Government agencies	40,662	-	40,662	-
Municipal securities	21,078	-	21,078	-
Mortgage-backed securities	237,608	-	237,608	-
Corporate debt securities	23,899	-	4,669	19,230
Total securities available for sale	$337,468	$-	$318,238	$19,230
Other assets:
Loans held for sale	$2,647	$-	$2,647	$-
Interest rate lock commitments (“IRLC”)	30	-	30	-
Forward sales commitments	9	-	9	-
Total other assets	$2,686	$-	$2,686	$-
Assets at Fair Value	$340,154	$-	$320,924	$19,230

December 31, 2025	Total	Level 1	Level 2	Level 3
Securities available for sale:
U.S. Treasury securities	$14,334	$-	$14,334	$-
U.S. Government agencies	55,152	-	55,152	-
Municipal securities	25,958	-	25,958	-
Mortgage-backed securities	226,311	-	226,311	-
Corporate debt securities	23,584	-	4,549	19,035
Total securities available for sale	$345,339	$-	$326,304	$19,035
Other assets:
Loans held for sale	$3,191	$-	$3,191	$-
IRLC	37	-	37	-
Forward sales commitments	20	-	20	-
Total other assets	3,248	-	$3,248	$-
Assets at Fair Value	$348,587	$-	$329,552	$19,035

The change in corporate debt securities to $19,230 at June 30, 2026 from $19,035 at December 31, 2025 was due to fair value adjustments of $195,000.

Fair Value - Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Collateral Dependent Loans- Collateral-dependent loans are carried at fair value, which equals the estimated market value of the collateral less estimated costs to sell. Collateral may be in the form of real estate, securities, or business assets, including equipment, inventory, and accounts receivable. A loan may have multiple types of collateral; however, the majority of the Company’s loan collateral is real estate. The value of real estate collateral is generally determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties or is discounted by the Company because of lack of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant or the net book value on the applicable borrower’s financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of operations.

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

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 (dollars in thousands). Fair values are estimated under the exit price notion in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

The following tables summarize assets that were measured at fair value on a nonrecurring basis as of the dates stated (dollars in thousands).

	June 30, 2026
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans, net of reserve	$1,348	$-	$-	$1,348

	December 31, 2025
		Fair Value Measurements Using:
	Balance	Level 1	Level 2	Level 3
Collateral-dependent loans, net of reserve	$3,578	$-	$-	$3,578

The following tables present quantitative information about Level 3 fair value measurements as of the dates stated (dollars in thousands).

	Fair Value at June 30, 2026	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans, net of reserve	$1,348	Discounted appraised value	Discount for selling costs and marketability	11.13-100%

	Fair Value at December 31, 2025	Valuation Technique	Significant Unobservable Inputs	Discount
Collateral Dependent Loans, net of reserve	$3,578	Discounted appraised value	Discount for selling costs and marketability	36.17-100%

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

	June 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$60,754	$60,754	$-	$-	$60,754
Securities	337,468	-	318,238	19,230	337,468
Other investments	2,364	-	-	2,364	2,364
Loans held for sale	2,647	-	2,647	-	2,647
Loans held for investment, net	917,182	-	-	914,110	914,110
Interest receivable	5,497	-	5,497	-	5,497
Bank owned life insurance	24,810	-	24,810	-	24,810
IRLC	30	-	30	-	30
Forward sales commitments	9	-	9	-	9
Financial Liabilities
Noninterest-bearing demand deposits	$294,083	$294,083	$-	$-	$294,083
Interest checking deposits	148,807	-	148,807	-	148,807
Savings deposits	619,901	-	619,901	-	619,901
Time deposits	194,659	-	193,723	-	193,723
Long-term debt	9,926	-	-	10,364	10,364
Interest payable	1,010	-	1,010	-	1,010

	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Balance
Financial Assets
Cash and cash equivalents	$68,853	$68,853	$-	$-	$68,853
Securities	345,339	-	326,304	19,035	345,339
Other investments	2,254	-	-	2,254	2,254
Loans held for sale	3,191	-	3,191	-	3,191
Loans held for investment, net	878,435	-	-	871,151	871,151
Interest receivable	5,118	-	5,118	-	5,118
Bank owned life insurance	24,395	-	24,395	-	24,395
IRLC	37	-	37	-	37
Forward sales commitments	20	-	20	-	20
Financial Liabilities
Noninterest-bearing demand deposits	$279,398	$279,398	$-	$-	$279,398
Interest checking deposits	148,624	-	148,624	-	148,624
Savings deposits	591,777	-	591,777	-	591,777
Time deposits	225,413	-	225,156	-	225,156
Long-term debt	9,917	-	-	10,085	10,085
Interest payable	1,361	-	1,361	-	1,361

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

Management has reviewed the events occurring through the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

F & M Bank Corp. (the “Company”), incorporated in Virginia in 1983, is a one-bank holding company under the Bank Holding Company Act of 1956 that has elected to become a financial holding company. The Company owns 100% of the outstanding stock of its banking subsidiary and VST.

The Company, through its subsidiary Bank, operates under a charter issued by the Commonwealth of Virginia and provides financial products and services to consumers and businesses. As a state-chartered bank, the Bank is subject to regulation by the Virginia Bureau of Financial Institutions and the FRB. The Bank provides services to customers located primarily in the counties of Rockingham, Shenandoah, Augusta, and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro and Winchester in Virginia. Services are provided at fourteen branch offices and a dealer finance division loan production office. The Company offers insurance, mortgage lending, and title insurance through the Bank and VST. The Company’s primary trade area services customers in the counties of Rockingham, Shenandoah, Augusta and Frederick, and the cities of Harrisonburg, Staunton, Waynesboro, and Winchester. In the second quarter of 2026, the Virginia Bureau of Financial Institutions approved the Bank’s application to open a new branch in Fauquier County in the city of Warrenton.

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

The Company’s critical accounting policies used in the preparation of the Consolidated Financial Statements as of June 30, 2026 were unchanged from the policies disclosed in the 2025 Form 10-K within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Note 1 to the Consolidated Financial Statements in Part I, Item 1 for additional information.

Results of Operations

Overview

Comparing the Three-Month Periods Ending June 30, 2026 and June 30, 2025

Net income for the second quarter of 2026 was $5.4 million, or $1.50 per diluted share, compared to $3.0 million, or $0.83 per diluted share, for the second quarter of 2025—an increase of $2.4 million, or $0.67 per diluted share. Return on average assets was 1.54% and return on average equity was 19.54% for the three months ended June 30, 2026, both improving from the prior-year period. The increase in net income was primarily the result of loan growth, which contributed to a $1.3 million increase in interest income, along with a $514,000 decrease in interest expense. Net interest income increased to $12.3 million for the three months ended June 30, 2026, from $10.5 million for the three months ended June 30, 2025. In addition, noninterest income increased $2.1 million, primarily due to the $4.8 million gain resulting from the sale of Bearing Insurance, in which the Company held an investment, and partially offset by a $3.5 million loss on the sale of investment securities. Noninterest expense increased $1.7 million, which was partially offset by a $918,000 decrease in the provision for credit losses.

Comparing the Six-Month Periods Ending June 30, 2026 and June 30, 2025

Net income for the six months ended June 30, 2026 was $8.6 million, or $2.41 per diluted share, compared to $5.4 million, or $1.53 per diluted share, for the six months ended June 30, 2025—an increase of $3.2 million, or $0.88 per diluted share. Return on average assets was 1.25% and return on average equity was 15.93% for the six months ended June 30, 2026, both improving from the prior-year period. The increase in net income was primarily the result of loan growth, which contributed to a $2.5 million increase in interest income, along with a $1.3 million decrease in interest expense. Net interest income increased to $23.8 million for the six months ended June 30, 2026, from $20.0 million for the six months ended June 30, 2025. In addition, noninterest income increased $2.1 million, primarily due to the $4.8 million gain resulting from the sale of the Company’s interest in Bearing Insurance and partially offset by a $3.5 million loss on the sale of investment securities. Noninterest expense increased $2.5 million, which was partially offset by a $505,000 decrease in the provision for credit losses.

Net Interest Income and Net Interest Margin

Three-Month Period Ended June 30, 2026

Net interest income for second quarter 2026 was $12.3 million, an increase of $1.8 million over second quarter 2025. Interest income for second quarter 2026 increased $1.3 million due to loan growth, while interest expense decreased $514,000 driven by a shift from higher-cost time deposits to lower-cost interest checking and money market accounts. Net interest margin for the quarter ended June 30, 2026 was 3.79%, up 31 basis points from the quarter ended June 30, 2025. The earning asset yield was unchanged at 5.56%. Cost of interest-bearing liabilities decreased by 36 basis points to 2.37%. Interest expense on deposits decreased $594,000 due to a shift in the average balance of time deposits to lower-cost interest checking and money market accounts; however, interest expense on debt increased $81,000 due to higher interest rates on long-term debt and an increase of $2.9 million in average balances.

Six-Month Period Ended June 30, 2026

Net interest income for the first six months of 2026 was $23.8 million, an increase of $3.8 million compared to the first six months of 2025. Interest income for the first six months of 2026 increased $2.5 million due to loan growth, while interest expense decreased $1.3 million, driven by a shift from higher-cost time deposits to lower-cost interest checking and money market accounts. Net interest margin for the six months ended June 30, 2026 was 3.67%, up 35 basis points from the six months ended June 30, 2025. The earning asset yield increased one basis point to 5.50%. Cost of interest-bearing liabilities decreased by 40 basis points to 2.43%. Interest expense on deposits decreased $1.4 million due to a shift in the average balance of time deposits to lower-cost interest checking and money market accounts; however, interest expense on debt increased $159,000 due to higher interest rates on long-term debt and an increase of $2.9 million in average balances.

The following tables show interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the periods indicated (dollars in thousands):

	Three Months ended June 30,
	2026			2025
	Balance[4]	Interest	Rate[1]	Balance[4]	Interest	Rate[1]
ASSETS
Loans held for investment[2,3]	$914,531	$14,860	6.52%	$838,332	$13,961	6.68%
Loans held for sale	3,407	53	6.24%	2,815	30	4.27%
Federal funds sold	39,418	360	3.66%	34,694	385	4.45%
Interest bearing deposits in banks and other investments	3,571	70	7.86%	2,660	58	8.75%

Investment securities[4]
Taxable	329,628	2,659	3.24%	318,400	2,270	2.86%
Tax exempt	14,990	101	2.70%	16,538	108	2.62%
Total investment securities	344,618	2,760	3.21%	334,938	2,378	2.85%

Total earning assets	1,305,545	18,103	5.56%	1,213,439	16,812	5.56%

Allowance for credit losses	(8,013)			(7,739)
Nonearning assets	96,480			96,681
Total assets	$1,394,012			$1,302,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$149,413	$551	1.48%	$131,489	$526	1.60%
Savings	624,544	3,645	2.34%	545,713	3,636	2.67%
Time deposits	190,890	1,377	2.89%	239,162	2,006	3.36%
Total interest-bearing deposits	964,847	5,573	2.32%	916,364	6,168	2.70%

Short‑term debt	-	-	-	-	1	-
Long-term debt	9,924	197	7.96%	6,990	116	6.66%
Total interest-bearing liabilities	974,771	5,770	2.37%	923,354	6,285	2.73%

Noninterest bearing deposits	290,611			272,206
Other liabilities	18,447			13,954
Total liabilities	1,283,829			1,209,514
Shareholders’ equity	110,183			92,867
Total liabilities and shareholders’ equity	$1,394,012			$1,302,381

Net interest earnings		$12,333			$10,527

Net yield on interest earning assets (NIM)			3.79%			3.48%

_______________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

	Six Months ended June 30,
	2026			2025
	Balance[4]	Interest	Rate[1]	Balance[4]	Interest	Rate[1]
ASSETS
Loans held for investment[2,3]	$900,673	$29,103	6.52%	$834,770	$27,426	6.63%
Loans held for sale	2,596	78	6.06%	2,124	55	5.22%
Federal funds sold	51,108	924	3.65%	47,356	1,037	4.42%
Interest bearing deposits in banks and other investments	3,427	94	5.53%	2,609	88	6.80%

Investment securities[4]
Taxable	330,837	5,189	3.16%	310,701	4,258	2.76%
Tax exempt	15,703	208	2.67%	16,343	213	2.63%
Total investment securities	346,540	5,397	3.14%	327,044	4,471	2.76%

Total earning assets	1,304,344	35,596	5.50%	1,213,903	33,077	5.49%

Allowance for credit losses	(7,905)			(7,870)
Nonearning assets	94,734			98,277
Total assets	$1,391,173			$1,304,310

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Demand-interest bearing	$150,682	$1,122	1.50%	$134,536	$382	0.57%
Savings	616,168	7,227	2.37%	531,749	7,740	2.94%
Time deposits	204,226	3,096	3.06%	259,262	4,747	3.69%
Total interest-bearing deposits	971,076	11,445	2.38%	925,547	12,869	2.80%

Short‑term debt	-	-	-	-	4	-
Long-term debt	9,921	390	7.93%	6,985	231	6.67%
Total interest-bearing liabilities	980,997	11,835	2.43%	932,532	13,104	2.83%

Noninterest bearing deposits	284,176			267,483
Other liabilities	17,206			13,806
Total liabilities	1,282,379			1,213,821
Shareholders’ equity	108,794			90,489
Total liabilities and shareholders’ equity	$1,391,173			$1,304,310

Net interest earnings		$23,761			$19,973

Net yield on interest earning assets (NIM)			3.67%			3.32%

_______________

[1]	Annualized.
[2]	Interest income on loans includes loan fees.
[3]	Loans held for investment include nonaccrual loans.
[4]	Average balance information is reflective of historical cost and has not been adjusted for changes in market value annualized.

Provision for Credit Losses

Three-Month Period Ended June 30, 2026

During second quarter 2026, the Bank recorded a provision for credit losses of $269,000, compared to a provision for credit losses of $1.2 million in second quarter 2025. The decrease in provision was primarily due to a $401,000 decrease in net charge-offs and a $904,000 decrease in nonperforming loans during second quarter 2026. In 2025, there was also an addition of $610,000 in reserves on individually analyzed loans. The provision also included a recovery of provision of $37,000 in the reserve for unfunded commitments that resulted from a decrease in outstanding loan commitments.

Six-Month Period Ended June 30, 2026

During the six months ended June 30, 2026, the Bank recorded a provision for credit losses of $578,000, compared to a provision for credit losses of $1.1 million during the six months ended June 30, 2025. The decrease in provision was primarily due to a $391,000 decrease in net charge-offs and a $2.1 million decrease in nonperforming loans during the first six months of 2026. The provision also included a recovery of provision of $17,000 in the reserve for unfunded commitments that resulted from a decrease in outstanding loan commitments.

At June 30, 2026, the ACL totaled $8.1 million, or 0.87% of gross loans outstanding.

Non-interest income

Three-Month Period Ended June 30, 2026

Non-interest income totaled $4.9 million for second quarter 2026, an increase of $2.1 million, compared to second quarter 2025. The increase was primarily due to the $4.8 million gain resulting from the sale of Bearing Insurance, which was partially offset by the $3.5 million loss on the restructuring of the Bank’s AFS securities portfolio in June 2026, and increases of $281,000 in mortgage banking income and $235,000 in other operating income. Non-interest income to average assets increased to 1.40% at June 30, 2026 compared to 0.86% at June 30, 2025.

Six-Month Period Ended June 30, 2026

Non-interest income totaled $7.8 million for the six months ended June 30, 2026, an increase of $2.1 million, compared to the six months ended June 30, 2025. The increase was primarily due to the $4.8 million gain resulting from the sale of Bearing Insurance, which was partially offset by the $3.5 million loss on the restructuring of the Bank’s AFS securities portfolio in June 2026. Also contributing to the increase in noninterest income were service charges on deposits, mortgage banking income, title insurance income, and card services and interchange income, all of which were higher than the first half of 2025. Non-interest income to average assets increased to 1.12% for the six months ended June 30, 2026, compared to 0.87% for the six months ended June 30, 2025.

Non-interest Expense

Three-Month Period Ended June 30, 2026

Non-interest expenses totaled $10.4 million for second quarter 2026, compared to $8.7 million for the second quarter 2025, an increase of $1.7 million. The increase was primarily attributable to increased compensation, due to increases in the number of full-time equivalent employees, legal and professional fees, ATM and check card fees, and other operating expenses, and was partially offset by a reduction in FDIC insurance expense. Non-interest expense to average assets for the quarter increased from 2.68% at June 30, 2025 to 3.01% at June 30, 2026.

Six-Month Period Ended June 30, 2026

Non-interest expenses totaled $20.8 million for the six months ended June 30, 2026, compared to $18.2 million for the six months ended June 30, 2025, an increase of $2.5 million. The increase was primarily attributable to increased compensation, due to increases in the number of full-time equivalent employees, legal and professional fees, ATM and check card fees, and other operating expenses, and was partially offset by a reduction in FDIC insurance expense. Year to date non-interest expense to average assets increased from 2.82% at June 30, 2025 to 3.01% at June 30, 2026. Income tax expense for the six months ended June 30, 2026 increased to $1.6 million, up from $869,000, due to increased income before income taxes and reversal of income tax credits.

Balance Sheet Review

Overview

On June 30, 2026, assets totaled $1.4 billion, an increase of $24.2 million since December 31, 2025. Cash and cash equivalents decreased $8.1 million to $60.8 million, primarily due to a decrease in Federal funds sold during the first six months of 2026. Total loans increased by $39.0 million to $925.3 million, including increases of $21.7 million in residential mortgage loans, $7.0 million in multifamily loans, $5.8 million in home equity loans, $3.7 million in commercial and industrial loans, $5.6 million in nonowner‑occupied commercial real estate loans, $11.9 million in loans secured by farmland, and $4.7 million in other construction and land development loans. These increases were partially offset by decreases of $8.1 million in residential construction loans, $4.1 million in owner‑occupied commercial real estate loans, and $11.1 million in automobile loans. All remaining loan categories increased by a net $159,000. Investment securities decreased by $7.9 million due to sales of $29.8 million and purchases of $49.0 million, including the restructuring of the AFS securities portfolio in June 2026. Total deposits grew by $12.2 million to $1.3 billion, with noninterest bearing deposits increasing by $14.7 million and a decline of $2.4 million in interest-bearing deposits. Long-term debt remained consistent at $9.9 million. Total shareholders’ equity rose by $8.1 million to $112.1 million.

Securities Available for Sale (“AFS”)

The Company’s available-for-sale (AFS) securities portfolio is reported at fair value, based on market prices of comparable instruments. This portfolio mainly includes U.S. Treasury securities, U.S. agency and mortgage-backed securities issued by federal agencies, as well as municipal bonds and corporate debt securities. As of June 30, 2026, the total AFS securities were $337.5 million, decreasing from $345.3 million on December 31, 2025.

This represents a decrease of $7.9 million, or 2.3%. The average balance of the AFS securities portfolio during the first six months of 2026 was $346.5 million, compared to $327.0 million during the same period in 2025. The average AFS securities portfolio accounted for 26.6% and 26.9% of average earning assets for the six months ended June 30, 2026, and 2025, respectively. The decrease in AFS securities is primarily due to sales of $29.8 million and purchases of $49.0 million, including the restructuring of the AFS securities portfolio in June 2026, as well as $23.2 million in paydowns of mortgage-backed securities. Net unrealized losses related to the fair value of AFS securities were $19.4 million as of June 30, 2026, compared to $21.0 million as of December 31, 2025. This unrealized loss is attributed to rising market interest rates rather than credit quality. During the period, $22.3 million in mortgage-backed securities were paid down, all of which was reinvested in higher-yielding bonds. Scheduled maturities and paydowns are expected to total $31.9 million in the remaining six months of 2026. The portfolio’s weighted average life is 4.70 years, with a modified duration of 3.73 years. The weighted average life may differ from the contractual maturities of the individual securities.

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

Loans held for investment totaled $925.3 million at June 30, 2026 and increased $39.0 million from $886.3 million at December 31, 2025. As a percentage of average earning assets, average loans were 69.1% for the six months ended June 30, 2026, compared with 68.8% for the six months ended June 30, 2025.

Loans held for sale totaled $2.6 million as of June 30, 2026, a decrease of $544,000 from $3.2 million on December 31, 2025. This category consists of mortgage loans, which are affected by interest rate changes, seasonal trends, and refinancing activity. All mortgage loans held for sale have been pre-committed to investors, effectively minimizing interest rate risk.

The Company’s loans held for investment portfolio is well-diversified, with first-lien, amortizing residential mortgage loans as the largest segment, representing 28.64% of total loans. Commercial real estate loans, including both owner-occupied and non-owner-occupied properties, represent $212.6 million, or 22.96% of the portfolio. Loans secured by farmland totaled $126.9 million, or 13.70% of the portfolio. Automobile loans, originated through the Company’s dealer finance division, totaled $66.0 million, accounting for 7.13% of the portfolio. Following is a breakdown of the loan portfolio composition as of June 30, 2026, and December 31, 2025 (dollars in thousands):

	June 30, 2026		December 31, 2025
Loan Segment	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
1-4 Family residential construction	$22,997	2.48%	$31,118	3.51%
Other construction, land development and land	43,927	4.74%	39,187	4.42%
Secured by farmland	126,864	13.70%	115,000	12.97%
Home equity – open end	57,243	6.18%	51,393	5.80%
Real estate	265,141	28.64%	243,361	27.44%
Home Equity – closed end	5,948	0.64%	5,980	0.67%
Multifamily	25,865	2.79%	18,854	2.13%
Owner-occupied commercial real estate	92,564	10.00%	96,651	10.90%
Other commercial real estate	119,997	12.96%	114,434	12.90%
Agricultural loans	21,777	2.35%	20,127	2.27%
Commercial and industrial	60,621	6.55%	56,885	6.41%
Credit Cards	3,487	0.38%	3,387	0.38%
Automobile loans	65,982	7.13%	77,080	8.69%
Other consumer loans	9,617	1.04%	9,132	1.03%
Municipal loans	3,823	0.42%	4,219	0.48%
Gross loans	$925,853	100.00%	$886,808	100.00%
Unamortized deferred net loan fees	(586)		(555)
Loans held for investment, net of deferred loan fees	$925,267		$886,253

Allowance for Credit Losses

Management has implemented a comprehensive analytical process to evaluate the adequacy of the allowance for credit losses. Refer to the discussion in Note 1 — Summary of Significant Accounting Policies in Notes to the Consolidated Financial Statements for management’s approach to estimating the ACL.

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

The current quarter provision for credit losses of $269,000 was a combination of $306,000 provision for the allowance for loan credit losses, plus $37,000 recovery of provision for the allowance for unfunded commitments. The current quarter provision of $306,000 was driven by net loan charge-offs of $131,000 and a $28.4 million increase in loan balances in the current quarter.

As of June 30, 2026, year-to-date net charge-offs totaled $328,000, down from $719,000 during the same period ended June 30, 2025. Gross loans increased by $39.0 million in the first six months of 2026 and loans individually analyzed decreased $2.2 million to $1.6 million at June 30, 2026 from $3.8 million at December 31, 2025. As of June 30, 2026, the ACL was $8.1 million, or 0.87% of loans held for investment, compared to $7.8 million, or 0.88% of loans held for investment, as of December 31, 2025. The allowance for credit losses as a percentage of loans remained stable during the first six months of 2026, reflecting loan growth in line with existing portfolio risk characteristics and strong recovery performance.

The reserve for unfunded commitments decreased from $766,000 at December 31, 2025, to $749,000 at June 30, 2026, primarily due to decreases in loan commitments of $1.0 million in multifamily loans, which have a higher historical rate of funding. This decrease was partially offset by increases in loan commitments of $3.9 million in home equity loans, $2.7 million in loans secured by farmland, $1.7 million in agricultural loans, and $1.5 million in nonowner-occupied commercial real estate.

Asset Quality

Management classifies nonperforming loans as nonaccrual loans and loans that are 90 days or more past due. Nonaccrual loans are those on which interest accruals have been suspended or permanently discontinued. The Company’s nonaccrual loans decreased $2.4 million from December 31, 2025, primarily due to the payoff of three owner-occupied commercial real estate loans and one home equity loan related to one customer relationship ($325,000), one owner-occupied commercial real estate loan ($1.0 million) becoming current during the first quarter, and the payoff of one real estate loan ($766,000) and the paydown of one owner-occupied commercial real estate loan ($275,000) in the second quarter. For more details on nonperforming loans by segment, see Note 4 — Allowance for Credit Losses in Notes to the Consolidated Financial Statements.

The following table summarizes the Company’s non-performing assets as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Nonaccrual loans	$3,687	$6,037
Loans past due 90 days and accruing interest	258	7
Total nonperforming loans	3,945	6,044

Other real estate owned	-	-
Total nonperforming assets	$3,945	$6,044

Allowance for credit losses	$8,085	$7,818

Total Loans	$925,267	$886,253

Ratios:
Allowance for credit losses to Total Loans	0.87%	0.88%
Allowance for credit losses to Total nonperforming assets	204.94%	129.35%
Allowance for credit losses to Nonaccrual loans	219.28%	129.50%
Nonaccrual Loans to Total Loans	0.40%	0.68%

Deposits and Other Borrowings

The Company’s main source of funding consists of deposits received from individuals, governmental entities and businesses located within the Company’s service area. Deposit accounts include demand deposits, savings, money market, and certificates of deposit. Total deposits were $1.26 billion and $1.25 billion at June 30, 2026 and December 31, 2025, respectively. Noninterest bearing deposits increased $14.7 million and interest bearing deposits decreased $2.4 million.

The following table shows the balance of each category of deposits as of the dates indicated (dollars in thousands).

	June 30, 2026		December 31, 2025
	Balance	% of total deposits	Balance	% of total deposits
Noninterest-bearing demand	$294,083	23.4%	$279,398	22.5%
Interest checking	148,807	11.8%	148,624	11.9%
Savings accounts	619,901	49.3%	591,777	47.5%
Time deposits	194,659	15.5%	225,413	18.1%
Total deposits	$1,257,450		$1,245,212

Estimated uninsured deposits totaled approximately $179.0 million and $167.4 million at June 30, 2026, and December 31, 2025, respectively.

The following table shows the average balances of deposits and average interest rates paid as of the periods indicated (dollars in thousands).

	Three months ended		Six months ended
	June 30, 2026		June 30, 2026
	Average Balance	Rate	Average Balance	Rate
Noninterest-bearing demand	$290,611	-	$284,176	-
Interest-bearing:
Interest checking	149,413	1.48%	150,682	1.50%
Savings accounts	624,544	2.34%	616,168	2.37%
Time deposits	190,890	2.89%	204,226	3.06%
Total interest-bearing deposits	964,847	2.32%	971,076	2.38%
Total average deposits	$1,255,458	1.78%	$1,255,252	1.84%

The following table sets forth maturity ranges of time deposits, as of June 30, 2026, that meet or exceed the FDIC insurance limit (in thousands).

Maturity period:	June 30, 2026
3 months or less	$3,576
Over 3 months through 6 months	5,668
Over 6 months through 12 months	26,589
Over 12 months	1,384
Total	$37,217

Long-term borrowings

Long-term debt remained stable at $9.9 million from December 31, 2025 to June 30, 2026 and consisted of $10.0 million in aggregate principal amount of 7.55% fixed to floating rate subordinated notes due November 1, 2035. The Notes bear interest at 7.55% per annum from and including November 1, 2025 to, but excluding, November 1, 2030, payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2026. From and including November 1, 2030 to but excluding November 1, 2035, or up to an early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate (SOFR) plus 424.5 basis points, payable quarterly in arrears. Beginning on November 1, 2030 through maturity, the Notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The Notes will mature on November 1, 2035.

Shareholders’ Equity

Total Shareholders’ equity at June 30, 2026, was $112.1 million, compared to $104.0 million at December 31, 2025. Shareholders’ equity increased $8.1 million due to net income of $8.6 million, $205,000 related to shares issued, $249,000 in stock‑based compensation expense, and $1.3 million in other comprehensive income, partially offset by $1.9 million in dividends paid, $136,000 in net vesting of restricted stock, and $182,000 in deferred compensation trust activity. Other comprehensive income was the result of an improvement in unrealized losses on securities available for sale.

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

As of June 30, 2026, liquid assets totaled $92.9 million, or 6.7% of total assets, and liquid earning assets totaled $71.9 million, or 5.5% of total earning assets. Asset liquidity is also provided by managing loan and securities maturities and cash flows. The Bank is scheduled to receive $31.9 million from bond paydowns and maturities by the end of 2026 which can be used to fund future loan growth and for other purposes.

At June 30, 2026 the Bank pledged investment securities with a collateral value totaling $88.3 million to the Federal Reserve System’s Discount Window. The Discount Window provides access to funding to help depository institutions manage their liquidity risks. The Bank did not borrow from the Discount Window during the first six months of 2026. In addition to the Discount Window, the Bank has access to off-balance sheet liquidity through unsecured Federal funds lines totaling $90.0 million, and a secured line of credit with the FHLB with $205.2 million in available credit at June 30, 2026. The FHLB line of credit is secured by a blanket lien on qualifying loans in the residential, commercial, agricultural real estate, and home equity portfolios.

The Bank has a Funding and Liquidity Risk Management policy that limits the amount of short-term and long-term alternative funding to no more than 25% of total assets.

Uninsured deposits at June 30, 2026 were $179.0 million or 14% of total deposits. In the unlikely event that uninsured deposit balances leave the Bank over a short period of time, management could more than satisfy the demand with liquid assets and FHLB borrowing capacity.

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

The following table represents interest rate sensitivity on the Company’s net interest income using different rate scenarios:

	As of June 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percent Change in Earnings	Percent Change in Earnings
+ 400 basis points	-4.28%	-9.31%
+ 300 basis points	-3.08%	-6.75%
+ 200 basis points	-2.06%	-4.45%
+ 100 basis points	-1.10%	-2.18%
- 100 basis points	0.51%	1.78%
- 200 basis points	0.39%	2.95%
- 300 basis points	-0.42%	3.21%
- 400 basis points	0.66%	3.85%

The change in the Company’s liability sensitivity resulted from the shift in deposits from time deposits to savings and money market deposits that have a lower repricing beta assumption than time deposits.

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

The following table reflects the change in net economic value over different rate environments:

	As of June 30, 2026	As of December 31, 2025
Change in Interest Rates (in Basis Points)	Percentage Change in EVE	Percentage Change in EVE
+ 400 basis points	-17.10%	-22.76%
+ 300 basis points	-13.08%	-17.78%
+ 200 basis points	-8.82%	-12.52%
+ 100 basis points	-4.66%	-7.34%
- 100 basis points	2.52%	2.83%
- 200 basis points	0.66%	2.38%
- 300 basis points	-4.47%	-1.22%
- 400 basis points	-9.48%	-2.89%

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

An asset-sensitive balance sheet structure implies that assets, such as loans and securities, will reprice faster than liabilities; consequently, net interest income should be positively affected in an increasing interest rate environment. Conversely, a liability-sensitive balance sheet structure implies that liabilities, such as deposits, will reprice faster than assets; consequently, net interest income should be positively affected in a decreasing interest rate environment. At June 30, 2026, the Company had $101.4 million more in liabilities repricing than assets subject to repricing in one year. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Insider Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

(a)	Exhibits
	10.1	Amendment to the F&M Bank Corp. 2020 Stock Incentive Plan, incorporated herein by reference from Exhibit 10.1 to F&M Bank Corp.’s Current Report on Form 8-K, filed May 27, 2026.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101

The following materials from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL), include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) related notes (filed herewith).

	104	The cover page from F&M Bank Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101).

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
August 13, 2026

